Form 10-Q
period 1995-03-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1995-05-12
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1995
                          COMMISSION FILE NO. 0-16102

                     EASTERN ENVIRONMENTAL SERVICES, INC.
            (Exact name of Registrant as specified in its charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

                                  59-2840783
                     (I.R.S. Employer Identification No.)

               ROUTE 309 NORTH, RR #4, BOX 4452, DRUMS, PA 18222
                   (Address of Principal Executive Offices)

Registrant's Telephone No., including area code:  (717) 788-6075

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of May 10, 1995      2,799,004  Shares of Common Stock

                        1,591,201  Shares of Class A Common Stock

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   Form 10-Q

                         Quarter Ended March 31, 1995


                                     INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - March 31, 1995
     and June 30, 1994                                                       1-2

   Consolidated Statements of Income for the three
     months ended March 31, 1995 and 1994                                      3

   Consolidated Statements of Income for the nine
     months ended March 31, 1995 and 1994                                      4

   Consolidated Statements of Cash Flows for the
      nine months ended March 31, 1995 and 1994                              5-6

   Notes to Consolidated Financial Statements                                7-8

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9-14

PART II - OTHER INFORMATION

Item 2 - Legal Proceedings                                                    15

SIGNATURES                                                                    16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets

                                                        March 31,       June 30,
                                                          1995            1994
                                                      -----------     -----------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $   377,072     $   785,749
  Accounts receivable, less allowance for
   doubtful accounts of $335,201
   and $324,540                                         1,464,415       1,804,922
  Notes receivables                                        44,914         191,954
  Deferred income taxes                                   142,930          78,036
  Tax refund receivable                                   130,807         143,467
  Prepaid expenses and other current assets               645,831         677,546
  Current assets of discontinued operations                50,590         117,575
                                                      -----------     -----------
 Total current assets                                   2,856,559       3,799,249

Property and equipment:
  Land                                                    160,852         160,852
  Landfill Sites                                       10,317,763       9,442,633
  Buildings and leasehold improvements                  1,513,955       1,490,118
  Vehicles                                              1,760,624       1,790,313
  Machinery and equipment                               3,608,308       3,305,386
  Furniture and fixtures                                  630,500         597,167
                                                      -----------     -----------
Total property and equipment                           17,992,002      16,786,469
Accumulated depreciation and amortization               6,315,832       5,004,623
                                                      -----------     -----------
                                                       11,676,170      11,781,846

Noncurrent assets of discontinued operations              521,075         534,650
Intangible assets, net of $3,049,538 and
  $2,917,137 accumulated amortization                     525,916         696,568
Other assets, including $540,789 and
  $526,452 of restricted cash on deposit
  for landfill closure and insurance bonding              857,067         656,133
                                                      -----------     -----------
Total assets                                          $16,436,787     $17,468,446
                                                      ===========     ===========

                                                  March 31,       June 30,
                                                    1995            1994
                                                 -----------    -----------
                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                           $   350,000    $   100,000
 Accounts payable                                  1,714,345      2,155,358
 Accrued expenses                                    387,871        565,971
 Note payable to shareholder/officer                  42,457              0
 Income taxes payable                                 87,452        103,267
 Current liabilities relating to
   discontinued operations                             5,500         61,500
 Current portion of accrued landfill
   closure and other environmental costs             800,000        300,000
 Current portion of long-term debt                 1,047,064        847,283
                                                 -----------    -----------
Total current liabilities                          4,434,689      4,133,379

Deferred income taxes                                215,282        364,388
Long-term debt                                     1,750,575      1,993,951
Accrued landfill closure and other
 environmental costs                               1,096,246      1,370,627

Stockholders' equity:
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued shares - 2,838,104                           28,381         28,381
 Class A common stock (convertible to
    common stock), $.01 par value:
  Authorized shares - 10,000,000
  Issued shares - 1,591,201                           15,912         15,912
 Additional paid-in capital                        7,349,278      7,349,278
 Retained earnings                                 1,622,683      2,288,789
                                                 -----------    -----------
                                                   9,016,254      9,682,360
 Less treasury stock at cost -  39,100
   common shares                                      76,259         76,259
                                                 -----------    -----------
Total stockholders' equity                         8,939,995      9,606,101
                                                 -----------    -----------

Total liabilities and stockholders' equity       $16,436,787    $17,468,446
                                                 ===========    ===========

See accompanying notes.

                     Eastern Environmental Services, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                              1995            1994
                                                           ----------      ----------
Revenues                                                   $2,106,708      $1,760,942
Cost of revenues                                            1,676,322       1,417,089
                                                           ----------      ----------
Gross profit                                                  430,386         343,853

Selling, general and administrative expenses                  749,558         841,565
                                                           ----------      ----------
Operating loss                                               (319,172)       (497,712)

Interest expense                                              (61,549)        (56,391)
Other income                                                   51,838          48,499
                                                           ----------      ----------
Loss from continuing operations before income taxes          (328,883)       (505,604)

Income tax benefit                                             56,000         175,000
                                                           ----------      ----------
Net loss                                                   $ (272,883)     $ (330,604)
                                                           ==========      ==========

Loss per share                                                  $(.06)          $(.07)
                                                           ==========      ==========
Weighted average number of shares outstanding               4,390,205       4,390,205
                                                           ==========      ==========

See accompanying notes.

                     Eastern Environmental Services, Inc.
                       Consolidated Statements of Income
                                  (Unaudited)

                                                               Nine Months Ended
                                                                   March 31,
                                                           --------------------------
                                                              1995            1994
                                                           ----------      ----------
Revenues                                                   $6,624,498      $6,273,095
Cost of revenues                                            5,390,165       4,526,709
                                                           ----------      ----------
Gross profit                                                1,234,333       1,746,386

Selling, general and administrative expenses                2,205,608       2,482,877
                                                           ----------      ----------
Operating loss                                               (971,275)       (736,491)

Interest expense                                             (167,911)       (154,292)
Other income                                                  227,080         117,009
                                                           ----------      ----------
Loss from continuing operations
 before income taxes                                         (912,106)       (773,774)

Income tax benefit                                            246,000         309,000
                                                           ----------      ----------
Loss from continuing operations                              (666,106)       (464,774)

Discontinued operations:
 Gain on disposal of discontinued
  operations, net of applicable income
  taxes of $225,000                                                 -         225,000
                                                           ----------      ----------
Net loss                                                   $ (666,106)     $ (239,774)
                                                           ==========      ==========

(LOSS) EARNINGS PER SHARE
Continuing operations                                      $     (.15)     $     (.10)
Discontinued operations                                             -             .05
                                                           ----------      ----------
Net loss per share                                         $     (.15)     $     (.05)
                                                           ==========      ==========
Weighted average number of shares
 outstanding                                                4,390,205       4,390,205
                                                           ==========      ==========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                1995            1994
                                                             -----------     -----------
OPERATING ACTIVITIES
Loss from continuing operations                              $ (666,106)     $ (464,774)
Adjustments to reconcile loss from
  continuing operations to net cash provided
  by operating activities of continuing operations:
    Depreciation and amortization                             1,525,389       1,125,288
    Provision for losses on receivables                          20,000          74,000
    Landfill closure costs                                      225,619         330,036
    Deferred income taxes                                      (214,000)        125,785
    Gain on sale of property and equipment                         (686)        (12,176)
    Changes in operating assets and liabilities:
      Accounts receivable                                       320,507        (129,221)
      Other receivables                                               -          15,864
      Tax refund receivable                                      12,660        (188,381)
      Prepaid expenses                                          420,326         119,666
      Other assets                                             (229,971)        (10,762)
      Accounts payable                                         (441,013)        698,115
      Accrued expenses                                         (178,100)         26,483
      Income taxes payable                                      (15,815)              -
                                                             ----------      ----------
Net cash provided by operating activities
  of continuing operations                                      778,810       1,709,923

Cash provided by
  discontinued operations                                        16,440         689,648

See accompanying notes.

                     Eastern Environmental Services, Inc.

                                  (Unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                         ----------------------------
                                                             1995             1994
                                                         -----------      -----------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment                  27,740          393,160
Purchase of property and equipment                        (1,190,173)      (2,174,817)
Landfill closure and insurance bonding deposits              (14,337)        (432,596)
Payments received on notes receivable                        189,592          145,753
                                                         -----------      -----------
Net cash used in investing activities                       (987,178)      (2,068,500)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
 and long-term debt                                          525,000          365,383
Payments on revolving line of credit
 and long-term debt                                         (784,206)        (737,778)
Net proceeds from note payable to
 shareholder/officer                                          42,457                -
                                                         -----------      -----------
Net cash used in financing
  activities                                                (216,749)        (372,395)

Net decrease in cash and
  cash equivalents                                          (408,677)         (41,324)
Cash and cash equivalents at beginning
 of period                                                   785,749          734,805
                                                         -----------      -----------
Cash and cash equivalents at end
 of period                                               $   377,072      $   693,481
                                                         ===========      ===========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Eastern Environmental Services, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

2.  DISCONTINUED OPERATIONS

On October 22, 1993, the Company sold substantially all of the assets (excluding real property) of its wholly owned laboratory services subsidiary, Advanced Analytical Laboratories, Inc. ("AAL"), in exchange for $55,000 in cash and a secured promissory note in the amount of $380,000, and the value of a "Sales Bonus" defined as five percent of the gross sales of AAL's business during the one year period following the closing date up to a maximum of $60,000. The promissory note, which was secured by a first priority lien on all assets transferred by AAL to the buyer was paid in full on October 22, 1994. The maximum sales bonus was earned by the Company.

On January 31, 1994, the Company sold certain assets (principally disposable supplies) and assigned certain contracts and customer accounts of its wholly owned asbestos and lead paint abatement services subsidiaries, Eastern Environmental Services of the Northeast, Inc., and Eastern Environmental Services of the Southeast, Inc. ("EESNE/SE"), in exchange for $14,000 in cash and the value of a "Revenue Override" defined as four percent of all gross revenue from certain "Qualifying Clients," as defined in an Assignment and Assumption Agreement, through March 31, 1996, up to a maximum of $200,000. A revenue override of approximately $23,000 was earned and recorded through March 31, 1995.

The assets and liabilities relating to discontinued operations in the consolidated balance sheets have been reclassified to identify them separately at the lower of cost or net realizable value and net of any liabilities assumed. Remaining assets and liabilities relating to discontinued operations are as follows at March 31, 1995:

Current assets:
  Accounts receivable                    $ 50,590
                                         ========
Noncurrent assets:
  Property and equipment, net            $521,075
                                         ========
Current liabilities:
  Reserve for operating losses           $  5,500
                                         ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CONTINUING OPERATIONS

The following table presents, for the periods indicated, the percentage that each item in the Consolidated Statements of Income bears to total revenues relating to continuing operations.

                                        Nine Months Ended
                                            March 31,
                                        -----------------
                                        1995        1994
                                        -----       -----
Revenues..........................      100.0       100.0
Cost of revenues..................       81.4        72.2
                                        -----       -----

Gross profit......................       18.6        27.8
Selling, general and
 administrative expenses..........       33.3        39.5
                                        -----       -----

Operating loss....................      (14.7)      (11.7)

Other income (expense)............         .9         (.6)
                                        -----       -----

Loss before income taxes
  from continuing operations......      (13.8)      (12.3)

Income tax benefit................        3.7         4.9
                                        -----       -----

Net loss from
  continuing operations...........      (10.1)       (7.4)

Depreciation and amortization
  from continuing operations
  included in above costs.........       23.0        17.9

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1994

Revenue from continuing operations increased $351,000 from $6,273,000 for the nine months ended March 31, 1994 to $6,624,000 for the nine months ended March 31, 1995. Revenues increased $351,000 or 34.0% in the first nine months of fiscal 1995 at the Company's South Carolina landfill and $72,000 or 5.3% at the Company's West Virginia landfill. The Company also experienced a $134,000 or 3.8% increase in revenues at the Company's hauling operations. These increases were partially offset by a 38.3% or $314,000 decline in revenue at the Company's Kentucky landfill. The increase in the South Carolina landfill's revenue reflects a significant increase in landfill based hauling revenues and sales efforts which contributed to an overall 47.7% increase in waste disposal volume in the first nine months of fiscal 1995 as compared to the same period in fiscal 1994. The increase in revenues at the Company's West Virginia facility included a 47.8% increase in municipal solid waste (MSW) revenues, a 57.7% decline in asbestos volumes, and a greater than 100% increase in construction and demolition debris and other industrial waste streams. The 47.8% or $349,000 increase in MSW revenues includes a 16.45% increase in volume reflective of the increase in availability of MSW as certain private and municipally owned landfills continue to close as a result of an inability to comply with the federal Subtitle D regulations and state regulations requiring more sophisticated liner systems along with an increase on July 1, 1994 in the MSW rate the Company may charge as regulated by the West Virginia Public Service Commission from $22.50 per ton to $28.25 per ton. The increase in revenues in the Company's long-haul transportation operations reflects an increase in hauling capacity through employment of additional vehicles. The continued reduction in volume and revenue at the Company's Kentucky facility relates to the Company's decision to implement self-imposed volume limitations based on management's revised permitting schedule for the expansion area. As a result, monthly revenue at the Company's Kentucky facility has been reduced in several incremental steps since January 1, 1994, to the current level of approximately $50,000 per month or 25% of normal operating levels which results in a current operating loss at this facility. Management has virtually ceased the acceptance of asbestos and other special waste streams at the Kentucky facility and is primarily accepting only MSW from the host county. The Company will be required to cease placing waste in the existing area on July 1, 1995.

Cost of revenues from continuing operations for the nine months ending March 31, 1995 increased from the same period in fiscal 1994 by approximately $863,000 or 19.1% to $5,390,000. The percentage increase was due primarily to the increased rate of amortization of airspace and the cost of leachate management recognized at the Company's West Virginia landfill as the facility now operates under the more stringent federal Subtitle D regulations requiring more sophisticated liner systems and leachate management programs; current average waste acceptances of approximately 58% of allowable waste acceptance volume at the Company's West Virginia landfill in the first nine months of fiscal 1995 as certain waste streams are being replaced with more lucrative waste streams; further self-imposed decreases in volume at the Company's Kentucky landfill only partially offset by reductions in daily operating costs; increased costs of non-affiliated waste disposal costs to increase logistic efficiencies at the Company's long-haul transportation company; and less favorable operating margins in the first nine months of fiscal 1995 within the local waste collection business acquired late in the first quarter of fiscal 1993. These negative developments were partially offset by continued favorable growth in the Company's South Carolina landfill operations with an increase in gross profit from $515,000 for the nine months ending March 31, 1994 to $643,000 for the same period in fiscal 1995.

Selling, general and administrative expenses ("SG&A") from continuing operations decreased $277,000 or 11.2% from $2,483,000 in the first nine months of fiscal 1994 to $2,206,000 in the first nine months of fiscal 1995. SG&A expenses from continuing operations include substantially all corporate overhead costs including the costs relating to the accounting, finance, legal and engineering departments as well as the SG&A costs specifically attributed to the landfill and waste hauling operations. The decrease in SG&A costs reflects continued reduced salary and other overhead costs associated with the Company's continuing cost containment program partially offset by continued expansion of the Company's marketing and sales force, an increase in external legal and consultant costs with the elimination of the internal legal staff, and an increase in fees relating to providing financial assurance for closure and post closure costs for the Company's landfills.

Other income increased $110,000 for the nine months ended March 31, 1995 compared to the same nine months of fiscal 1994 as a result of recognition of a gain on the sale of certain assets of the Company's local waste collection business in South Carolina and the recording of additional consideration earned as part of the sale of the Company's asbestos abatement and laboratory testing operations. Interest expense remained relatively constant for the first nine months of fiscal 1995 compared to the same nine months of fiscal 1994.

The Company's effective income tax rate, including both federal and state taxes, was 27.0% for the nine months ended March 31, 1995 compared to 40.0% for the nine months ended March 31, 1994. Non-deductibility for tax purposes of goodwill associated with landfill acquisitions combined with a lower base of pre-tax income results in the effective tax rate for the current year being less than the federal and state statutory rates. Additionally, income tax benefit for the first nine months of fiscal 1995 and 1994, as included within the accompanying financial statements, have been recorded in accordance with SFAS No. 109, "Accounting for Income Taxes".

As a result of factors discussed above, a net loss from continuing operations of $666,000 or $.15 per share was recognized for the nine months ended March 31, 1995 as compared to a loss of $465,000 or $.10 per share for the nine months ended March 31, 1994. The Company believes that it continues to be affected by reductions in renovation, construction and demolition projects and asbestos waste volumes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994

Results of continuing operations for the three months ended March 31, 1995, compared to the three months ended March 31, 1994, reflects an increase in net sales of $346,000, a decrease in operating losses of $179,000 and a decrease in net losses from continuing operations of $58,000 or $.01 per share. These changes were attributable to the same factors discussed previously with respect to the nine month periods ended March 31, 1995, and March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, current liabilities of $4,435,000 exceeded current assets of $2,857,000 which includes cash and cash equivalents of $377,000. The Company incurred additional short term borrowings of $250,000 to fund a trust account as collateral for the Company's Pennsylvania workers' compensation self insurance program. The trust account is restricted from current operations and is included within other non-current assets. The Company also increased the current portion of accrued landfill closure costs by $500,000, reduced its deposits in an interest earning trust fund as closure and post-closure financial assurance related to its Kentucky landfill by $207,000 and reduced outstanding long term debt by $244,000. A significant portion of working capital expended during the period, approximately $1,190,000, was used to fund the acquisition of property and equipment, including $875,000 related to the permitting and development of landfill space and $315,000 for the purchase of operating equipment. The Company expects capital expenditures of approximately $500,000 for the remainder of fiscal 1995 for existing landfill expansion, new facility construction and equipment additions.

The Company is a party to a $4,500,000 credit facility with Philadelphia National Bank ("PNB"), including a $3,000,000 refinancing term note (paid down to $1,200,000 as of May 1, 1995), and a secured revolving line of credit providing for aggregate borrowings of up to $1,500,000 for working capital, equipment purchases and performance letters of credit. Certain advance approval procedures exist for borrowing under the secured revolving credit facility. The PNB credit facility provides for interest at prime plus 1/4% to 1/2% and is secured by substantially all of the tangible and intangible assets of the Company, including first mortgage liens on the landfill properties and a pledge by the Company of all of the issued and outstanding capital stock of its landfill subsidiaries. The credit facility, as amended, contains warranties and financial covenants. Certain financial covenants based on results of operations and financial position for the nine months ending March 31, 1995, were not achieved by the Company. An appropriate waiver was obtained from the bank in addition to an extension of the term note to April 1, 1996.

The Company currently owns three solid waste landfills in the United States, all of which are permitted and operating. The Company will have financial obligations related to closure and post-closure monitoring and maintenance of these currently permitted and operating landfills. While the exact amount of future closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's three landfills will be approximately $5,100,000, of which $1,268,000 has been accrued as of March 31, 1995. The Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $27,000 - $120,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $10,000 per year for 30 years after closure at the Company's industrial landfill site. The Company has accrued $628,000 for post-closure obligations as of March 31, 1995, representing approximately 17% of the present value of such future cash outlays.

The Company's continued operation and development of currently owned landfills and the future growth of the Company will depend upon its ability to raise additional capital. The Company's inability to raise additional capital and obtain additional credit facilities within the next six to twelve months would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits.

The Company is also in the process of finalizing a management agreement to manage a proposed municipal solid waste landfill in Illinois. The landfill expansion area has received local approval and an application to the State for permit approval was submitted in November 1994. A state permit would be expected to be granted during the 1995 calendar year with construction and operation expected to occur during 1996. The Company has incurred and capitalized legal, engineering, and other permitting costs totalling $234,000 through March 31, 1995. Construction cost, closure and post-closure costs will be comparable with those of the Company's West Virginia and Kentucky landfills previously described.

The Company maintains payment bonds for financial assurance for closure and post-closure monitoring cost requirements for its Kentucky and West Virginia facilities, of which bonds totalling $1,601,000 were outstanding at March 31, 1995. The bonds are collateralized by a $626,000 irrevocable letter of credit and $104,000 of deposits in an irrevocable trust fund. Additionally, the Company has on deposit $187,000 as financial assurance for landfill closure and post-closure for its West Virginia disposal facility. The trust fund and the cash deposits are restricted from current operations and are included within other non-current assets.

A potential property damage claim may exist relating to alleged sedimentation overflow for a landfill holding pond. While no detectable levels of contamination exist, the Company may be required to perform clean-up activities regarding the sedimentation. The Company has accrued a liability of $25,000 at March 31, 1995 relating to potential clean up costs of this property.

The Company received approval of a Host Agreement and local approval for its 43 acre expansion area at its Kentucky landfill from the local Solid Waste Management Board in December 1994 and is currently seeking final state permit approval. Although the Company expects to receive an expansion permit for the Kentucky site, there can be no assurance that an expansion permit will be obtained. The Company expects that it will incur substantial capital costs to construct the expansion areas and meet certain regulatory compliance standards. The Company intends to fund such capital requirements through use of existing credit arrangements, cash generated by continuing operations, and other debt or equity placements which the Company is currently seeking. The Company's inability to obtain the expansion permit could have a material adverse impact on the results of operations.

Government regulation of the Company's operations has increased significantly over the last few years and may continue in the future. As a result, the Company may incur additional capital expenditures which could adversely affect its operating results and financial condition. Due to the difficulty and time constraints on permitting, the Kentucky landfill will not have the expansion area in operation by July 1, 1995 which is the date it must cease placing waste in the existing area. The landfill will seek to operate a transfer station to service the local waste needs or may experience a temporary shutdown.

DISCONTINUED OPERATIONS

As of June 30, 1994, the Company had substantially discontinued its operations within the asbestos and lead paint abatement and laboratory services segments. Management believes that the shedding of the asbestos abatement and laboratory testing operations will allow the Company to focus its capital, time and efforts on the expansion and development of its waste hauling and disposal operations. Final anticipated cash flow from discontinuing the operations, largely from the sale of real estate and equipment with an aggregate estimated net realizable value of $521,000 and settlement of current assets in excess of current liabilities, will be used for expansion of the Company's currently owned and operated disposal facilities.

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

As discussed in the Company's filing on Form 10-Q for the quarter ended December 31, 1994, an administrative action was filed with the Kentucky Cabinet of Natural Resources and Environmental Protection (the "Cabinet") in April 1993 by a local citizens group. This suit challenges certain aspects of the Kentucky landfill's permit authority, including the adequacy of various notices, hearing procedures, local approvals, and written authorizations received over the past year. The suit also challenges the legality of various regulations and actions by the Cabinet and the adequacy of the Kentucky landfill's groundwater monitoring program. Although the Company anticipates a favorable resolution of the issues raised in this action, there can be no assurance that such a result will be achieved. The current landfill area is expected to close July 1, 1995.

In February 1995, Battle Ridge Companies ("Battle Ridge") filed a complaint against the Company and certain other defendants in the Circuit Court of Harrison County, West Virginia (No. 95-C-106) seeks additional payment for excavation and development work performed at the Company's West Virginia landfill. The complaint alleges that Battle Ridge is entitled to contract damages of at least $460,000, a $100,000 project bonus, $1 million in punitive damages, as well as interest, consequential damages and attorney's fees. The Company has filed a counterclaim against Battle Ridge claiming that Battle Ridge breached its contract with the Company and is required to pay liquidated and other damages to the Company. The Company believes that it has substantial defenses to the allegations in the complaint and intends to vigorously defend against the action.

The Company is not currently involved in any other material litigation, including material litigation arising from federal, state or local provisions that have been enacted for the purpose of protecting the environment. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's business or its financial condition.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             EASTERN ENVIRONMENTAL SERVICES, INC.


                             BY:


                             /s/ William C. Skuba
                             ---------------------------------------
                             William C. Skuba
                             Chairman


                             BY:


                             /s/ Gregory M. Krzemien
                             --------------------------------------
                             Gregory M. Krzemien
                             Chief Financial Officer


DATE:   May 12, 1995