Form 10-K
period 1995-06-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1995-09-28
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                      OR
        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    FOR TRANSITION PERIOD FROM         TO          Commission File No. 0-16102

                     EASTERN ENVIRONMENTAL SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                               59-2840783
            (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

            RR #4, BOX 4452, DRUMS, PA                           18222
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (717) 788-6075

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on September 21, 1995, was approximately $7,408,320.

The number of shares of Class A Common Stock, par value $.01 per share, of the Registrant outstanding as of September 21, 1995, was 1,591,201. The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of September 21, 1995 was 3,983,104.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    PART I
       ITEM 1.  BUSINESS

       GENERAL

       Eastern Environmental Services, Inc. ("EESI" or the "Company") is a waste services company specializing in the disposal and transportation of non-hazardous residential, commercial, industrial and special waste in the eastern United States. The Company currently owns and operates three landfills located in West Virginia, Kentucky and South Carolina and has recently finalized a management agreement to permit, construct, and operate a proposed municipal solid waste landfill in Illinois. The Company's special waste hauling operation serves the eastern United States and is a source of waste (primarily asbestos) for the Company's landfills. The Company also provides roll off container services from its West Virginia and South Carolina landfills. EESI currently has five active operating subsidiaries.

       The Company discontinued and sold substantially all of the operating assets of its asbestos abatement and laboratory services subsidiaries during the fiscal year ending June 30, 1994. As a result of increasing competition and price compression in both these markets, management decided to exit these businesses and focus on expanding the Company's waste disposal and transportation capabilities. See "Discontinued Operations" below.

       The Company was formed as a Delaware Corporation in April 1987 to continue the asbestos abatement operations of the William C. Skuba Company, Inc. The Company began asbestos waste hauling in 1988 and acquired its West Virginia landfill in August 1989. The Company's Kentucky landfill was acquired in July 1990 and its South Carolina landfill in November 1990. The Company has also recently finalized a management agreement to develop an Illinois landfill. The Company's strategy is to expand its waste disposal capabilities by further developing its existing landfills and hauling operations and secondarily by acquiring and developing additional landfills, waste hauling operations and other waste-related businesses.

            EXPANSION STRATEGY
            ------------------

       The Company's expansion strategy consists of three principal components:

            . Expansion of currently owned or managed landfills and the types of waste that the Company may accept for disposal in its landfills and for transportation by its hauling operations.

            . Acquisition and development of additional landfills and special waste hauling operations in the eastern and midwestern United States.

            . Diversification into other waste-related activities and technologies.

       The Company's primary expansion plan for fiscal 1996 is the securing of the expansion permits in Kentucky and Illinois. The Company will also concentrate on improving the efficiency and cash flow of its existing operations. The key component of the Company's future acquisition strategy is the acquisition of landfills in the eastern and midwestern United States. The Company plans to acquire construction and demolition debris landfills with the potential to accept substantial amounts of special waste from a multi-state area. The Company may also acquire landfills that can accept Municipal Solid Waste ("MSW") and local waste collection firms and waste transfer facilities to complement its landfill operations. The Company expects that some sites may also have the potential to become regional MSW disposal facilities. Because it is very difficult to obtain permits for new landfills, the Company seeks sites with existing permits, although additional permitting usually is required to make the potential acquisitions economically viable. The Company's expansion strategies are contingent upon the Company's availability to capital funding. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


       CONTINUING OPERATIONS

            LANDFILLS
            ---------

       The Company owns and operates three solid waste landfills in West Virginia, Kentucky and South Carolina and is party to a management agreement to permit, construct, and operate a proposed solid waste landfill in Illinois as described in the following table.


                                    TABLE 1

                                EESI LANDFILLS
                                --------------

                                 JUNE 30, 1995

                             Total                      Approximate Acreage     Approximate
                    Total    Disposal     Current       of                      Expansion          Life
Location            Acres    Acres        Capacity (5)  Expansion Area          Capacity  (5)      In Years (6)
--------            -----    --------     ------------  -------------------     -------------      ------------

West Virginia (1)    145     45          4,991,837            N/A                   N/A             19

Kentucky     (2)     142      0                  0             43                 5,600,000         20

South Carolina (3)    73     39          3,192,646            N/A                   N/A             21

Illinois (4)          95      0                  0             42                 5,700,000         20

       ___________

       (1) Currently permitted to accept up to 9,999 tons per month of municipal and residential waste, construction and demolition debris, commercial and non-hazardous industrial waste, auto fluff, shredded tires, non-infectious medical waste, petroleum contaminated soil, and asbestos waste from anywhere within the continental United States and Canada.

       (2) The expansion area, if and when permitted, will be able to accept municipal, commercial and residential waste from 10 counties at any one time chosen from an 18 county area within Kentucky and portions of Tennessee within 75 miles of the facility subject to certain host county restrictions and will also be permitted to accept non-hazardous industrial and commercial waste (special waste) from specific generators on a case-by-case basis from Kentucky and states contiguous to Kentucky. The expansion area, if and when permitted, will be allowed to accept asbestos waste from anywhere in the United States during the initial three-year period; from Kentucky and states contiguous to Kentucky during years four and five and from Kentucky only in year six and the period thereafter. The Company is progressing through the permitting process for the expansion area and currently operates an approved transfer station. There can be no assurance that the expansion area approval will be obtained. See " - Kentucky" below.

       (3) Currently permitted to accept up to 122,400 in-place cubic yards per year of asbestos, construction and demolition debris, plastic, fiberglass, trees, limbs, cardboard, paper and tires from anywhere within the continental United States. This site may also accept limited additional industrial and special wastes that meet certain minimum testing requirements as approved by the State on a case-by-case basis. See " - South Carolina" below.

       (4) Expected permitted capacity to accept residential, commercial, municipal, industrial and special waste. See " - Illinois" below.

       (5) In approximate cubic yards of airspace. Total yards of airspace does not represent total yards of actual waste space because daily, intermediate, and final soil cover takes up some airspace (thus reducing the airspace available for waste disposal). However, available airspace can be maximized through compaction of waste at the disposal area and through the use of alternative cover systems.

       (6) These are approximate figures and are based upon existing volume limitations and anticipated operating levels. Life expectancy will decrease with increases in the rate of waste disposal. These figures are based on the current permitted capacity at the West Virginia and South Carolina landfills and on the expansion capacity for the Kentucky landfill and on the expected permit capacity in Illinois.

       WEST VIRGINIA -  The Company purchased its landfill in Clarksburg, West
       -------------
       Virginia in August 1989.  See Table 1, EESI Landfills, above for
                                              --------------
       information concerning permitted waste streams, acreage, current capacity, life expectancy and other data relating to the Company's West Virginia landfill.

       The Company's West Virginia landfill is currently used for disposal of local MSW, along with asbestos from independent waste haulers, asbestos from the Company's hauling operation, construction and demolition debris, shredded tires and other special and non-hazardous industrial wastes. MSW disposal represented approximately 75%, 58% and 40% of the West Virginia landfill's volume during the years ended June 30, 1995, 1994 and 1993, respectively, while asbestos disposal represented approximately 15% of the volume during the year ended June 30, 1995 and 39% of the volume in both the years ended June 30, 1994 and 1993. The Company's West Virginia landfill is divided into a separate composite lined disposal area for MSW and special waste and a clay lined disposal area for asbestos and construction and demolition debris which by design are integrally connected to provide for a consolidated operation.

       The Company received a State permit for an expansion area at its West Virginia site on October 1, 1993. On June 30, 1994, the Company completed construction and certification of the first cell in the expansion area and began receiving waste in this area. The Company simultaneously stopped accepting waste in the old landfill area as required by the State and has began closure operations of the old area.

       The Company is required by West Virginia regulations to operate its newly permitted area in accordance with increased regulatory constraints and requirements. See "- Regulation - State Law". The Company has expended
                                         ---------
       approximately $265,000 per acre for the development of approximately 1.6 acres of Non-MSW waste area (which requires a compacted clay liner and excavation) and $360,000 per acre for the development of approximately
       3.3 acres of MSW area (which requires a synthetic liner over a compacted clay liner and excavation) exclusive of the overall permitting, engineering, design, legal and hydrogeological costs of permitting the site. The Company plans to develop further disposal acreage as needed. Closure costs at the West Virginia site are estimated at approximately $725,000 for the old permitted area and $3,000,000 for the new expansion area. Post-closure care and monitoring costs in the old and expansion areas are expected to be approximately $27,000 and $120,000 per year over the 30-year period following closure. The Company has begun accruing and funding for these expenses. See ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and
                                                                   -------------
       Capital Resources."
       -----------------

       KENTUCKY -  The Company purchased its landfill in Pulaski County,
       --------
       Kentucky in July 1990. See Table 1, EESI Landfills, above for information
                                           --------------
       concerning permitted waste streams, acreage, current capacity, expansion capacity, life expectancy and other data relating to the Company's Kentucky landfill.

       Until June 30, 1995, the Company's Kentucky landfill was primarily used for disposal of local MSW and petroleum contaminated soil, and to a significantly less extent, asbestos, sludge, glass, ash and other special waste and holds an exclusive disposal franchise until February, 2002 for disposal of solid waste generated within Pulaski County, Kentucky. MSW represented approximately 80%, 84%, and 62% of the Kentucky landfill's total volume for the years ended June 30, 1995, 1994, and 1993, respectively.

       The Kentucky landfill operated under Kentucky's "transition standards" allowing operation in the existing landfill area until June 30, 1995. As of June 30, 1995, the company ceased placing waste in the disposal area and began operation of a transfer station. Management had made a strategic decision to limit the amount of waste accepted at its Kentucky landfill each month commencing in January, 1993 in order to extend the life expectancy of the existing disposal area to June 30, 1995, which has resulted in a reduction of revenues generated at this facility to approximately 25% of previous normal operation revenue levels. This reduction in volume had a continued material adverse effect on the Company's financial performance until June 30, 1995, when the landfill ceased accepting waste. Currently, through the operation of the transfer station, the results of operations reflect lower gross revenues and a greater operating loss than had been the case prior to June 30, 1995. If the Company should receive State approval to build and operate the expansion area described below, the amount of waste accepted at this facility may, over time, be returned to fully operational levels as have been in effect prior to 1993. See ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues".
                                                                   --------

       As a result of this reduction in waste volume, management previously determined that certain assets acquired upon purchase of the landfill, primarily a covenant-not-to-compete and amounts assigned to existing contracts, may not be realizable. Accordingly, these intangible assets were reflected as a non-cash charge to operations in fiscal year 1993 of $831,575. See ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Recurring Charges".
                                             ---------------------

       The Kentucky landfill, which was previously being operated under a reissued permit obtained on January 4, 1994, is seeking a State permit for its 43 acre expansion area. The Company received local approval for the expansion area from the local Solid Waste Management Board and entered into a Host Agreement with the county in December, 1994. The Host Agreement defines acceptance, disposal, and sources of waste for the landfill and also addresses capacity assurances, transfer stations, white goods (i.e., appliances) and tire reduction programs, open-dump programs, prohibited wastes and other general solid waste reduction and disposal issues. The Company does not anticipate any material adverse effect on the future operations of the Kentucky landfill from entering into the Host Agreement.

       Although the Company expects to receive a State permit for the Kentucky expansion area, there can be no assurance that it will be obtained. With the landfill temporarily closed, the Company has implemented an alternative to provide for disposal of local solid waste through the use of a transfer station, through transportation and disposal with local haulers and nearby landfills. If the State permit is obtained, the Company will be required by Kentucky regulations to operate this expansion area in accordance with increased regulatory requirements. See "- Regulation - State Law". The Company believes the expansion area is
                       ---------
       expected to cost up to $400,000 per acre (which requires a synthetic liner over a compacted clay liner and excavation) to construct exclusive of the overall permitting, engineering, design, legal and hydrogeological costs of permitting the site. The Company expects to construct disposal acreage on an as needed basis. Closure costs for the existing permitted areas of the Kentucky site are estimated at approximately $1,250,000 and closure costs for the expansion area are estimated at $3,200,000. Post-closure care and monitoring costs for the old and expansion areas are expected to be approximately $27,000 and $120,000 per year over the 30-year period following closing. See ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital
                                                      ---------------------
       Resources" and "Non-Recurring Charges".
       ---------       ---------------------

       SOUTH CAROLINA - The Company purchased its landfill in Eastover
       --------------
       (near Columbia), South Carolina in November 1990. See Table 1, EESI
                                                                      ----
       Landfills, above for information concerning permitted waste streams,
       ---------
       acreage, capacity, life expectancy and other data relating to the Company's South Carolina landfill.

       The Company received renewal of its existing permit on November 19, 1993. The Company's South Carolina landfill is primarily used for disposal of local construction and demolition debris, plastic, fiberglass, trees, limbs, tires, cardboard, paper and certain other non-hazardous industrial wastes along with asbestos from independent waste haulers and from the Company's waste hauling operation. Construction and Demolition debris disposal represented 46%, 36% and 14% of the South Carolina landfill's volume during the years ended June 30, 1995, 1994, and 1993, respectively, while approximately 54%, 64% and 86%, respectively, were derived from the disposal of other wastes (principally asbestos). The Company is limited to accepting up to 122,400 in-place cubic yards per year of waste. The Company may seek to increase this limit from time to time, which would require local zoning and state regulatory approvals. There can be no assurance that such approvals will be obtained.

       According to draft regulations which may become effective in fiscal 1996, the South Carolina facility may be required to operate in accordance with increased regulatory requirements. See "- Regulation - State Law"
                                                              ---------

       ILLINOIS -The Company has recently finalized a management agreement to
       ---------
       manage a proposed municipal solid waste landfill in Illinois. The landfill has received local approval, and an application to the State for permit approval was submitted in November 1994, and is in the final stages of permit review. If a permit for the landfill is obtained, the landfill will be able to accept residential, commercial, municipal, industrial and special waste. The disposal area encompasses approximately 42 acres with projected capacity of 5,700,000 cubic yards of air space, which at expected operating levels, would have a life of approximately 20 years. Construction costs, closure and post-closure costs will be comparable with the MSW acres of the Company's West Virginia and Kentucky landfills previously described. The Company has expended approximately $257,000 in engineering costs through June 30, 1995. A state permit is expected to be granted during the 1995 calendar year with construction and operation expected to occur during 1996. Although the Company believes that the permit will be obtained, there can be no assurances that the permit will be received and that the Company will be able to successfully develop the landfill.

       The management agreement provides the Company the right to develop, construct and operate the municipal solid waste landfill, retaining any profits generated from operations, subject to paying the owner of the landfill a royalty based on average tonnage disposal rate achieved. The management agreement also requires the owner's local waste collection businesses and transfer stations to dispose of their waste exclusively at the landfill once it is operational, provided the landfill offers competitive pricing. The Company has an option to purchase the landfill, including additional acreage, within the next 40 years for consideration consisting of nominal cash and a continuing royalty.

            WASTE HAULING
            -------------

       The Company's special waste hauling subsidiary transports waste to Company-owned landfills and non-affiliated landfills. The Company formed its first hauling operation in 1988 and now operates a fleet of approximately 280 trailers and 20 tractors that it owns, leases or operates under arrangements with independent owner/operators. The Company offers roll-off container service (industrial dumpsters) and has satellite trucking terminals at two of the Company landfills. The Company is expanding its operations to include the hauling of other special wastes, shredded construction and demolition debris, and general freight. In many states, hauling of these wastes requires special permits, which the Company has obtained or is in the process of obtaining.

       Until June 30, 1995, the Company also operated a residential and commercial waste collection and portable sanitation business in Beaufort County and Jasper County, South Carolina, and Chatham County, Georgia, which it purchased in August 1992. The Company integrated certain of the assets of this business into its South Carolina landfill and sold the remainder of the operation.


       DISCONTINUED OPERATIONS

            ASBESTOS ABATEMENT
            ------------------

       Prior to fiscal 1990, asbestos abatement provided a majority of the Company's revenue. Since that time, growth in the market for these services slowed and competition increased. As a result of this continuing market decline, management decided to discontinue this operation. The Company completed several highly profitable contracts during the first six months of fiscal 1994 and on January 31, 1994 ceased operations with the sale of certain assets, contracts and customer accounts to a competing asbestos abatement firm. The majority of remaining assets and liabilities were liquidated by June 30, 1994. This cessation of business was accounted for as a discontinued operation at June 30, 1993. See ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations"
                                                       -----------------------
       and Footnote 14 to the Consolidated Financial Statements.

            LABORATORY SERVICES
            -------------------

       The Company was also engaged in the business of providing asbestos and lead testing analysis and consulting services and environmental site assessments, radon testing, indoor air quality audits and hazardous waste site remediation monitoring. As with abatement operations, the Company saw the growth in certain of these markets continually decline with increased competition. As a result of this decline in profitability, management substantially cut back operations of this subsidiary during fiscal 1993 and on October 22, 1993 sold substantially all of the long term assets (excluding real estate) of this segment to a New York based
       environmental consulting firm who maintained ongoing operations.   This
       cessation of business was accounted for as a discontinued operation at June 30, 1993. See ITEM 7. "Management's

       Discussion and Analysis of Financial Condition and Results of Operations
       - Discontinued Operations" and Footnote 14 to the Consolidated Financial
         -----------------------
       Statements.

       MARKETING AND SALES

       The Company employs a sales staff who along with the general managers of each operation and the officers of the company solicit waste for its disposal and hauling operations principally through the process of competitive bidding. Potential customers are contacted through direct mailings, telemarketing, advertising in national trade journals, exhibits and participation at trade shows, personal visits, community involvement, referrals and projects listed in various construction reports. The Company has also obtained customers through recommendations and referrals from existing customers. The Company maintains a database of contractors, haulers, and commercial entities for continual solicitation of business. The Company is attempting to increase its landfill and waste hauling revenues and client base and to diversify its mix of generators and waste streams by systematically identifying potential customers and obtaining long-term contracts from those customers.


       COMPETITION

       The solid waste industry is highly competitive, and the Company believes that industry consolidation will increase competitive pressures. The Company's landfills compete with municipalities, numerous small local firms and regional firms and large national waste management companies. Many of the Company's competitors have greater marketing and capital resources and experience than the Company. Although a portion of the waste transported by the Company's waste hauling operations is disposed of at Company landfills, the Company's landfills receive the majority of their revenues from non-affiliated waste generators and haulers. Competition among landfills is based primarily upon proximity of the landfill to the waste generator, price, service, condition of the landfill and permit approvals for particular wastes. Municipalities have financial advantages from tax revenues and tax exempt financing and other advantages from legislative preferences for public ownership in certain states. Increased competition among regional and national landfill companies may adversely affect profit margins in the future.

       The Company's waste hauling and collection operations compete with small transporters and large volume waste hauling firms located in the northeastern, mid-Atlantic and southeastern states. Competition among waste haulers is based primarily upon price and the quality and timeliness of service. The Company believes that its special waste hauling division has a competitive advantage by offering satellite terminals at Company owned and operated landfills. This allows the Company to more effectively dispatch equipment directly to the job site and back to the landfill.

       REGULATION

       The regulatory requirements applicable to the Company are extensive and continually evolving, and changes in laws and regulations could have a material adverse effect on the Company's business or financial condition. The Company will be required in the future to make substantial expenditures to comply with regulations and could be required to curtail or cease certain of its operations if it is unable to meet applicable requirements. While the Company believes that it is in material compliance with federal, state and local regulations and permits, there can be no assurance that violations will not occur in the future or that claims of deficient performance in the past, present or future will not arise and have a material adverse effect on the Company's business or financial condition. See ITEM 1. "Business - Permits and Licenses."


                 STATE LAW
                 ---------

       On October 1, 1993, the Company's West Virginia landfill received a permit to construct its expansion area. The Company completed construction and certification of the first disposal cell of the expansion area on June 30, 1994. The Company concurrently ceased accepting waste in the old landfill and commenced accepting waste in the newly permitted and constructed disposal area. The Company operates its expansion area under the more stringent federal and state requirements and has initiated closure of the old disposal area. The West Virginia landfill can continue to operate under its newly issued permit with renewal every five years. The Company estimates the remaining life of the newly permitted area at approximately 19 years based on anticipated operating volumes.

       Current Kentucky law required the Kentucky landfill to cease operations in its existing disposal area on June 30, 1995 because this area did not meet the new required standards. As the Company continues to pursue a final state permit for the expansion area at the site, a program was implemented on June 30, 1995 to transfer and dispose of waste to an alternate location. This suspension of disposal of waste at the landfill and the operation of a transfer station will have an adverse effect on the Company's operating results. See ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cost of
                                                                       -------
       Revenues and Gross Profit".
       -------------------------

       The planned development of the Illinois landfill is expected to begin in early 1996 if the permit is received. The landfill will be operated under the more stringent federal and state requirements enacted over recent years. The capital costs to meet the federal and state requirements will be substantial and similar to those expended for the Company's West Virginia landfill in its MSW area as described below. The landfill is expected to operate for 20 years under projected operating levels.

       The current expansion at the West Virginia landfill, the planned expansion at the Kentucky landfill, and the planned development of the Illinois landfill require the installation of liners, additional groundwater monitoring wells, leachate collection and treatment systems, methane gas monitoring and venting systems and other environmental protection measures. The capital costs for installation of these regulatory compliance measures and preparation of the expansion areas are substantial, although the Company will only construct portions of its expansion areas on an as-needed basis to accommodate its anticipated waste volumes. The Company has expended approximately $265,000 per acre (for compacted clay liners and excavating in the non-MSW areas) and $360,000 per acre (for compacted clay and synthetic liners and excavating in the MSW areas) in West Virginia exclusive of the overall permitting, engineering, design, legal and hydrogeological costs of permitting the site. These amounts are based on current regulations and on construction costs incurred to date. The state and federal regulatory requirements affecting the planned expansions have changed frequently in the past, and material additional changes could occur. Although substantial changes are currently not expected, any such changes could result in an increase in the cost of regulatory compliance at the landfills and thereby adversely effect the Company's operating results.

       The Company will also incur material costs in connection with the state regulatory requirements governing closure and post-closure monitoring and maintenance of the current operating areas and future expansion areas of its landfill sites. The costs of closing current permitted operating areas of the Company's landfills if all acreage is used is estimated to be approximately $3,725,000 in West Virginia including the recently permitted West Virginia expansion area, approximately $918,000 in Kentucky and approximately $465,000 in South Carolina (under draft South Carolina regulations expected to become effective in fiscal 1996, as discussed below). Closure costs for the Kentucky expansion area are expected to be approximately $3,300,000. Post-closure care and monitoring obligations at both the West Virginia and Kentucky sites will add additional expenditures of $27,000 to $120,000 per year per site over the 30-year period following closure. Closure and post-closure care costs for the proposed Illinois landfill are expected to be similar to those for the West Virginia and Kentucky landfills. The Company expects post-closure care to cost $10,000 per year for the 30 years following closure at the South Carolina landfill. These amounts are only estimates based on current and proposed regulatory requirements. There can be no assurance that additional closure and post-closure requirements will not be mandated. Although substantial changes in applicable regulatory requirements are currently not expected, any such changes could result in an increase in the cost of regulatory compliance at the landfills and thereby adversely affect the Company's operating results.

       In 1993, the South Carolina Department of Health and Environmental Control proposed new regulations governing industrial waste landfills, which includes the Company's South Carolina facility. If passed in the proposed form, these regulations would impose additional operating, reporting and record-keeping requirements on the Company's South Carolina landfill as well as significant new closure, post-closure and design requirements. To operate after the effective date of the proposed regulations, the Company may need to upgrade the landfill's design. The type of upgrades required would depend on the type of industrial wastes the Company would choose to accept for disposal. If the Company would accept only a limited class of industrial wastes (referred to in the proposed regulations as "Class 1" wastes), the Company would only need to design and install a groundwater monitoring program. The Company believes all wastes it currently accepts at the South Carolina landfill are considered Class 1 wastes. If the Company wished to accept a broader class of industrial wastes (referred to as "Class 2" or "Class 3" wastes), it would need to install a clay liner (Class 2) or a clay and synthetic liner (Class 3) plus a leachate collection system. A Class 3 facility would also be subject to additional closure requirements and related costs. If the regulations are finalized in substantially the form proposed, the Company will determine the projected cost and benefit of being able to accept Class 1, Class 2 or Class 3 wastes, and choose the appropriate design for the facility, which may include separate disposal areas for separate classes of wastes. However, these regulations are only in draft form, and final regulations may have additional or substantially different requirements. The regulations are expected to become effective in fiscal 1996.

       The rates that the Company may charge at its West Virginia landfill for the disposal of MSW are regulated by the West Virginia Public Service Commission ("PSC"). Effective June 30, 1994, the Company increased its MSW disposal rate from $22.50 per ton to $28.25 per ton (net of tonnage taxes) upon receipt of waste on its composite lined disposal area pursuant to finalization of a revised tariff with the PSC based upon a Company filed rate case. This revised tariff from the PSC, among other items, provides for an initial base tariff rate of $28.25 per ton for MSW disposal in the landfill composite lined area and the flexibility, with a minimum 60 days of notice to the PSC and affected members of the public, to increase its base rate in increments to a maximum of $38.93 per ton within a two year period.

       The adoption of rate regulation of waste disposal in Kentucky, Illinois or South Carolina, or in other states in which the Company may own landfills in the future, could materially adversely affect the Company.

       The Company's landfills and related waste collection operations also may be affected by the trend toward state and local laws requiring the development of waste reduction and recycling programs. For example, many states (including West Virginia, Kentucky, South Carolina, and Illinois where the Company's existing and proposed landfills are located) have enacted laws that require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some states, including South Carolina, West Virginia, Kentucky, and Illinois have adopted legislation that prohibits the disposal of yard waste, tires and other items in landfills. The development of such programs could reduce the volume of landfill waste and thereby have a material adverse effect on the Company.

                 FEDERAL LAW
                 -----------

       At the Federal level, landfill owners and operators and waste haulers are subject to potential response costs and liabilities that may arise under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"). CERCLA imposes strict, joint and several liability on present and former owners or operators of facilities, as well as the waste generator and the transporter (if the transporter selected the facility), if a release of a hazardous substance occurs or is threatened at or from the facility. All of those persons may be subject to liability for response costs and for damages to natural resources, whether or not they are responsible for the release of a hazardous substance or have complied with all relevant laws and regulations. Asbestos is listed as a hazardous substance under CERCLA, however asbestos is not considered a hazardous waste under the Resource Conservation and Recovery Act ("RCRA") described below. In the event of a release or threat of release of hazardous substances from the Company's landfills or these other facilities, the Company could be liable to the government or third parties for response costs or natural resource damages under CERCLA.

       The Resource Conservation and Recovery Act ("RCRA") comprehensively regulates the transportation and disposal of solid and hazardous waste. Hazardous waste is regulated under Subtitle C of RCRA, while solid waste is regulated under Subtitle D. Pursuant to RCRA, the Company could be compelled to abate any imminent and substantial endangerment to public health or welfare or the environment caused by the past or present handling of solid or hazardous waste at any of its facilities. Although the Company attempts to accept only non-hazardous waste and maintains hazardous waste exclusion plans at its landfills, it may be difficult for the Company to screen fully and effectively for certain types of non-regulated hazardous waste. For example, the United States Environmental Protection Agency ("EPA") has estimated that one to three percent of all household waste is waste which would otherwise be considered hazardous and there can be no assurance that household hazardous waste will not be present at Company landfills.

       RCRA regulations developed under Subtitle D set forth criteria for solid waste disposal practices. Failure to satisfy these criteria constitutes open dumping which is prohibited by RCRA and most state laws. According to these regulations, if the disposal activity has certain specified effects on such environmental resources as floodplains, endangered species, surface water, groundwater and air, the disposal activity may constitute illegal open dumping. The Company conducts monitoring at all of its landfill sites and believes that its landfills do not exceed any current open dumping standards; however, there can be no assurance that future monitoring will not reveal conditions that may call for remediation.

       In September 1991, the EPA issued new regulations under Subtitle D of RCRA that apply to MSW landfills. Most provisions of these regulations took effect on October 9, 1993, and mandate the following for MSW landfills: groundwater monitoring to detect contamination; corrective action to clean up contamination; methane gas monitoring and controls; natural and synthetic liners; leachate collection systems; final cover systems; restrictions on landfilling of liquids; restrictions on locating landfills; site specific plans for closure and post-closure; financial responsibility mechanisms for closure, post-closure, and groundwater corrective action; a 30-year post-closure responsibility period; and a program to detect and prevent disposal of RCRA hazardous waste and PCBs.

       The EPA may enforce the Subtitle D regulations if it determines that a state has not adopted an adequate permit program to ensure compliance with EPA's Subtitle D standards. Many states, including West Virginia, Kentucky, and Illinois have already adopted regulations that the Company believes meet or exceed the requirements of the Subtitle D regulations in most respects. Kentucky's regulations have already been certified by EPA. The Company believes it is in material compliance with these regulations.

       The Subtitle D regulations apply only to MSW landfills. Thus, the Company's South Carolina landfill is currently not affected since it is not permitted to accept MSW. However, increased regulatory conditions at the South Carolina landfill are anticipated as all types of waste disposal practices are being continually reevaluated.

       Congress frequently considers amendments to RCRA and CERCLA and new bills and laws governing solid waste. While specific requirements which would be created in the event any such legislation is passed cannot be predicted, it is likely that solid waste and industrial solid waste will be subject to increased regulation and that alternative means of disposal will be encouraged.

       The Federal Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including landfills, into streams or other surface waters. Whenever pollutants from the Company's landfills may be discharged into surface waters through a point source (e.g. a drainage channel, ditch, pipe or similar conveyance), this act requires the Company to apply for and obtain discharge permits, conduct periodic sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges via treatment or management practices. This act may regulate the discharge of materials as varied as the constituents of storm water runoff or landfill leachate released to surface water channels. In most states, implementation of this program is delegated by the federal government to the state. In Kentucky, the Company has received a state permit governing its surface water discharge. The Company has received a NPDES (National Pollution Discharge Elimination System) permit for its newly permitted and constructed West Virginia expansion area governing surface water discharges. In addition, the City of Fairmont and the Grant-Union Public Service District in West Virginia have received permit approval to allow disposal of leachate from the West Virginia landfill. The City of Jamestown in Kentucky accepts leachate from the Kentucky landfill. In South Carolina, the Company is regulated for storm water discharge under the state's General Permit for Storm Water Discharges Associated with Industrial Activity. The Company has been issued a Notice of Coverage under a General NPDES permit for its Illinois operation to allow discharges from the proposed landfill activity.

       The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere and has been construed by the EPA to apply to the operation of landfills. Asbestos is considered to be a hazardous air pollutant under the Clean Air Act. When the Company's landfills accept asbestos-containing waste, they also are governed by federal EPA regulations promulgated pursuant to the Clean Air Act. These regulations require that there be no visible emissions to the outside air from the disposal site or that the asbestos-containing material be covered daily (or if the site is continuously operated, at least once every 24 hours). Further, unless a natural barrier adequately deters access by the general public, warning signs and fencing must be installed or the asbestos waste must be covered daily. In an effort to track asbestos waste, federal regulations require active asbestos waste disposal sites to record the location of all asbestos waste and retain waste shipment records for at least two years. In addition to federal regulation, many states and localities have programs for approving and licensing asbestos disposal sites. The Company believes it is in material compliance with these regulations.

       PERMITS AND LICENSES

       The Company's permit in West Virginia allows the landfill to accept up to 9,999 tons per month of MSW, construction and demolition debris, commercial and non-hazardous industrial and special waste, shredded tires, petroleum contaminated soil and non-infectious medical waste from anywhere within the continental United States and Canada. Increasing the permitted monthly tonnage would require reclassification of the landfill from a Class B to a Class A landfill, which would also increase the level of local control over the landfill. The West Virginia permit expires in October, 1998 and must be renewed every five years.

       As previously noted, the Company received local approval for its 43-acre expansion area in December 1994 at the Kentucky landfill and is currently seeking a State permit. Although the Company expects to receive an expansion permit from the State, there can be no assurance that the permit will be obtained. Failure to obtain a State permit would have a material adverse effect on the Company's financial condition.

       The Company's expansion area in Kentucky, if and when permitted, will be able to accept municipal, commercial and residential waste from 10 counties at any one time chosen from an 18 county area within Kentucky and portions of Tennessee within 75 miles of the facility subject to certain host county restrictions and will also be permitted to accept non-hazardous industrial and commercial waste (special waste) from specific generators on a case-by-case basis from

       Kentucky and states contiguous to Kentucky. The expansion area, if and when permitted, will be allowed to accept asbestos waste from anywhere in the United States during the initial three-year period; from Kentucky and states contiguous to Kentucky during years four and five and from Kentucky only in year six and the period thereafter. The Company is progressing through the permitting process for the expansion area and currently operates an approved transfer station. There can be no assurance that the expansion area approval will be obtained.

       The Company's permit in South Carolina allows the landfill to accept and dispose of up to 122,400 cubic yards of in-place waste per calendar year, including asbestos, construction and demolition debris, plastic, fiberglass, trees, limbs, tires, cardboard and paper from anywhere within the continental United States. The Company may seek to increase this limit from time to time, which would require local zoning and state regulatory approvals. There can be no assurance that such approvals will be obtained. The permit requires an environmental compliance review every 5 years. The most recent environmental compliance review was performed and the permit was renewed on November 18, 1993.

       As previously noted, the Company is seeking approval from the state to permit a 42-acre landfill in Illinois which will be able to accept residential, commercial, municipal, industrial, and special waste. There can be no assurance the permit will be granted.

       The Company's waste hauling operation holds various federal, state and local permits to transport MSW, special, and hazardous wastes.

       INSURANCE AND BONDING

       The Company's insurance requirements are highly specialized and difficult and costly to obtain. The Company carries comprehensive general liability insurance for all its operations on an claims made basis with a primary limit of $1,000,000 per occurrence and an umbrella limit of $1,000,000 in the aggregate for all occurrences in the one-year policy period. The Company also carries comprehensive automobile insurance on all Company vehicles with a primary limit of $1,000,000 per occurrence, subject to a deductible of $10,000 per occurrence. The Company has employer liability coverage with a combined limit of $1,000,000. The Company does not currently maintain environmental impairment liability insurance coverage. If the Company were to incur liability for environmental or other damage, the cost could be substantial and in excess of policy limits, outside the terms of coverage, or subject to certain policy exclusions. Consequently, the Company's business or its financial condition could be materially adversely affected by an environmental claim or other claim.

       The Company carries workers compensation insurance as required by law. The Company is currently self-insured through a program approved by the Pennsylvania State Workers Compensation Insurance Fund for potential workers compensation claims for Pennsylvania resident employees. The Company maintained a $1,000,000 performance bond as collateral for the program which was reduced to $600,000 in July, 1995. The $1,000,000 bond at June 30, 1995 was secured by a $250,000 cash deposit in a trust fund administered by the bonding company. The cash collateral was reduced to a $150,000 requirement in July, 1995 upon reduction of the bond. An excess insurance policy for workers compensation is maintained which provides medical benefit coverage per incident in excess of $120,000, $60,000 and $50,000 in the first, second and third years, respectively, from the date of occurrence. The

       Company utilizes the services of an independent claims management consultant to control the cost of the self-insured program. The Company maintains workers compensations insurance through a state fund for its West Virginia resident employees and through a national insurance company for residents in all other states. While the level of claims and the cost of maintaining this coverage have been minimal to date, there is no assurance that future claims will not have a material adverse effect on the future profitability or financial condition of the Company.

       The Company is required to post a form of financial assurance at two of its existing landfills to ensure proper closure and post-closure monitoring and maintenance. West Virginia currently requires that the Company post financial assurance of $168,000 for closure and post-closure care of up to 30 years for the closed disposal area and $214,000 for the newly permitted expansion area. The West Virginia financial assurance is secured at June 30, 1995 by certificates of deposit totalling $190,665 including accumulated earnings on the deposits for the closed disposal area and a $214,000 closure bond for the expansion area. The closure bond required no collateral. The Company anticipates that the West Virginia bonding requirements will substantially increase as the State's solid waste program is approved by the Federal government. Financial assurance requirements for the newly permitted expansion area may increase to approximately $3,000,000 for closure and $3,600,000 for post-closure care.

       Kentucky has required $1,321,607 of financial assurance for the closure of the existing permitted area of the Kentucky landfill and $314,571 for the 30-year post-closure period. The Kentucky financial assurance for closure and post-closure monitoring of the current area at June 30, 1995 is secured by payment bonds totalling $1,636,178. The closure bond of $1,321,607 is collateralized by a $626,000 irrevocable letter of credit. The post-closure bond of $314,571 is collateralized by a $104,134 U.S. Government treasury security deposited in a trust fund administered by the bonding company. Similar additional bonding requirements will be imposed to secure closure and post-closure obligations at the expansion area of the Company's Kentucky landfill.

       Some of the Company's hauling and collection contracts require performance and payment bonds to guarantee project completion. In addition, certain states may require collateral bonds to secure compliance with hazardous waste hauling requirements. Although such bonds are restricted in availability, the Company has established relationships with surety companies that currently meet its bonding needs. There is no assurance, however, that these relationships will continue or that the Company will not be forced to seek alternative sources for bonding. Continuation of bonding is contingent upon the Company's performance record and credit-worthiness which is reviewed on a regular basis.

       The inability to maintain the Company's insurance program and bonding capacity or a sizable increase in rates would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits. The Company also is subject to the risk of potential claims in excess of policy limits, claims relating to projects performed during periods not covered by insurance, or claims made after the expiration of the policy coverage period. Asbestos-related illnesses, such as asbestosis, lung cancer, mesothelioma and other cancers, may not become apparent until many years after exposure. From May 15, 1985 through April 28, 1988, the Company carried claims made general liability coverage when quality occurrence insurance was difficult to obtain. Because of the long-term nature of asbestos-related illnesses, any claims presented on the basis of exposure during that three-year period of time may not be covered by insurance. If the Company were to incur liability for asbestos-related illnesses, which were not covered by insurance, its financial condition and results of operations could be materially adversely affected.

       PATENTS, TRADEMARKS, LICENSES AND COPYRIGHTS

       The Company has registered its Company logo, the phrase "Experience and Technology for a Safer Environment", and the Company's symbol on the Nasdaq National Market ("EESI") with the U.S. Patent and Trademark Office as service marks.

       EMPLOYEES

       As of September 21, 1995, the Company had 58 permanent full-time employees, of which 49 were employed in landfills and waste hauling and collection operations and 9 in corporate operations (including 3 officers). The Company has no union contracts or collective bargaining agreements covering its employees. The Company believes that its employee relations are good.

       ITEM 2.  PROPERTY AND EQUIPMENT

       The Company owns its corporate administrative offices in Drums, Pennsylvania which currently houses both its corporate staff and the administrative staff of its special waste hauling operation. The Company leases a corporate administrative office in West Virginia. Total rent expense paid to lease non-owned Company facilities during the year ended June 30, 1995, was $13,000.

       The Company owns two facilities in Northeastern Pennsylvania which previously served as the operations building for the waste hauling company and operational headquarters of its laboratory services operation prior to discontinuance. The Company currently leases these two facilities to unrelated parties under lease agreements. Both facilities, which are currently being marketed for sale, are held subject to a mortgage, with a balance of $687,521 at June 30, 1995. The Company also owns three acres of vacant land adjacent to its corporate offices in Drums and an office and garage facility for its waste collection operation in South Carolina.

       At June 30, 1993 the Company decided to increase liquidity by selling certain real estate holdings. During fiscal 1994 and 1995, the Company sold several real estate holdings in Pennsylvania and Florida with net proceeds of $498,390 generated and used for the construction of the West Virginia landfill expansion area. To this end, the Company continues to actively market the two facilities in Northeastern Pennsylvania described above along with several other properties in Pennsylvania.

       A description of the Company's landfill properties is contained above under ITEM 1. "Business - Continuing Operations - Landfills".


       ITEM 3.  LEGAL PROCEEDINGS

       An administrative action was filed with the Kentucky Cabinet of Natural Resources and Environmental Protection (the "Cabinet") in April 1993 by a local citizens group. This suit challenges certain aspects of the Kentucky landfill's permit authority, including the adequacy of various notices, hearing procedures, local approvals, and written authorizations received over the past year. The suit also challenged the legality of various regulations and actions by the Cabinet and the adequacy of the Kentucky landfill's groundwater monitoring program. The administrative action was dismissed by an Agreed Order of Dismissal signed by the Secretary for the Kentucky Natural Resources and Environmental Protection Cabinet on August 1, 1995. The Agreed Order requires the parties to implement certain monitoring activities at the closed landfill.

       In February 1995, Battle Ridge Companies ("Battle Ridge") filed a complaint against the Company and certain other defendants in the Circuit Court of Harrison County, West Virginia (No. 95-C-106) alleging that Battle Ridge is entitled to additional payment for excavation and development work performed at the Company's West Virginia landfill. The complaint seeks contract damages of at least $460,000, a $100,000 project bonus, $1 million in punitive damages, as well as interest, consequential damages and attorney's fees. The Company has filed a counterclaim against Battle Ridge claiming that Battle Ridge breached its contract with the Company and is required to pay liquidated and other damages to the Company. The Company believes that it has substantial defenses to the allegations in the complaint and intends to vigorously defend against the action.

       The Company is not currently involved in any other material litigation, including material litigation arising from federal, state or local provisions that have been enacted for the purpose of protecting the environment. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's business or its financial condition.



       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1995.

                                    PART II

       ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the trading symbol "EESI".

       There is no established public trading market for the Company's Class A Common Stock, par value $0.01 per share. As of June 30, 1995, William C. Skuba, the Chairman of the Company, owned 100% of the outstanding Class A Common Stock.

       The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Company's Common Stock, as reported on the Nasdaq National Market:

                                             HIGH            LOW
                                             ----            ---

       Fiscal Year Ended June 30, 1995
            First Quarter...............     1 7/16          1
            Second Quarter..............     1 5/16           3/4
            Third Quarter...............     1 1/2            7/8
            Fourth Quarter..............     1 3/4            7/8

       Fiscal Year Ended June 30, 1994
            First Quarter...............     1 1/2             3/4
            Second Quarter..............     1 1/2           1 1/16
            Third Quarter...............     2 1/16          1 3/32
            Fourth Quarter..............     1 3/4           1



       These prices do not reflect commission.

       As of September 21, 1995, the Company had 284 holders of record of its Common Stock.

       The Company has never paid dividends to its stockholders. The Company intends to continue to follow a policy of retaining earnings to finance future growth and does not anticipate the payment of any dividends in the foreseeable future. Payment of dividends is also restricted by the Company's loan agreements with its primary lender.

       ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

       The following Selected Consolidated Financial Information of the Company was derived from the Company's Consolidated Financial Statements. This Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and the related notes of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included under ITEM 7. of this Form 10-K.

                                                         Fiscal Years Ended June 30
                                            ---------------------------------------------------------
                                            1995         1994          1993       1992      1991
                                          -------       -------       -------   -------   --------

 STATEMENT OF OPERATIONS DATA:            (IN THOUSANDS, EXCEPT PER SHARE DATA)

 Revenues...........................      $ 8,651       $ 8,481       $ 8,684   $ 7,911   $ 8,381
 Cost of revenues...................        7,430         6,138         5,451     4,201     3,947
                                          -------       -------       -------   -------   -------
 Gross profit.......................        1,221         2,343         3,233     3,710     4,434

 Selling, General and
      administrative expenses.......        3,150         3,442         4,157     3,976     3,824
 Non-recurring charges..............            -             -         1,157         -         -
                                          -------       -------       -------   -------   -------

 Operating (loss) income............       (1,929)       (1,099)       (2,081)     (266)      610

 Interest expense...................         (226)          (75)         (229)     (298)     (346)
 Other income (expense).............          365           155           123       117      (403)
                                          -------       -------       -------   -------   -------
 Loss from continuing
 operations before income taxes
 and cumulative effect of change
 in accounting for income taxes.....       (1,790)       (1,019)       (2,187)     (447)     (139)
                                          -------       -------       -------   -------   -------

 Income taxes (benefit).............         (242)         (296)         (715)       (9)      127
                                          -------       -------       -------   -------   -------

 Net loss from continuing
 operations before cumulative
 effect of accounting change........      $(1,548)      $  (723)      $(1,472)  $  (438)  $  (266)
                                          =======       =======       =======   =======   =======

 Net loss from continuing
 operations before cumulative
 effect of accounting changer per
 share..............................      $  (.35)      $  (.17)      $  (.34)  $  (.10)  $  (.06)

 Weighted average number of shares
   outstanding......................        4,398         4,390         4,392     4,513     4,430

 BALANCE SHEET DATA:
 Cash and cash equivalents..........      $   567       $   786       $   735   $ 2,433   $ 2,715
 Working capital....................       (1,480)         (334)        2,199     5,106     3,155
 Total Assets.......................       16,009        17,468        16,792    19,115    19,640
 Short-term debt (including
   current maturities of
   Long-term debt)..................        1,116           947           957       723     2,355
 Long-term debt, net of
   current portion..................        1,783         1,994         2,248     2,915     1,654
 Stockholders' equity...............        8,385         9,606         9,804    12,837    12,362

       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included under ITEM 14 of this Form 10-K and the Selected Consolidated Financial Information included under ITEM 6.

       INTRODUCTION

       The Company is a waste services company specializing in the disposal and transportation of non-hazardous residential, commercial, and industrial and special waste in the eastern United States. The Company previously operated within three business segments: landfills, waste hauling and collection; asbestos abatement services; and analytical laboratory services. Management made a strategic decision in 1993 to withdraw from the asbestos abatement business and the laboratory services business as a result of continued reduced profit margins and increased competition from large national companies. Accordingly, the Company's asbestos abatement and laboratory services businesses were reflected as discontinued operations at June 30, 1993. Management views these actions as a significant event in furthering the Company's transition to a solid waste management company where management believes that the Company's resources are better utilized. This allows the Company to focus on developing its current disposal facilities; expanding its long-haul transportation operations through diversification into special and hazardous waste hauling, and shredded construction and demolition debris, general freight, and acquiring additional landfills and hauling operations.

       The Company's landfill revenues are comprised primarily of disposal fees charged directly to third parties or through the Company's hauling operations. The Company's revenues from its hauling operations consist of transportation and disposal fees from residential, commercial and industrial customers.

       Cost of revenues consist primarily of direct labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, subcontracted transportation and equipment rental charges, tipping fees paid to third party landfills, landfill fees and taxes, amortization of capitalized direct landfill development costs and accruals for future landfill closure and post-closure costs. Certain direct landfill development expenses are capitalized and depreciated over the estimated useful life of the site utilizing the unit of production method as air space is consumed, and include acquisition, engineering, legal, upgrading, construction, and permitting costs paid to outside parties. All indirect development expenses, such as administrative salaries and general corporate overhead are expensed in the period when incurred. During fiscal 1995, capitalized costs directly related to expansion of existing and future landfills and cell development were $1,362,000. All of these capitalized costs are included as a balance sheet line item and are discussed in Note 1 of Notes to Consolidated Financial Statements. The Company reviews the future realization of these capitalized project costs on a regular basis.

       Selling, general and administrative costs consist primarily of management salaries, clerical and administrative costs, professional services, facility rentals and related insurance costs, financial assurance bonding premiums, and costs related to marketing and sales.

       Non-recurring charges in fiscal 1993 consisted primarily of accelerated amortization of certain intangible assets and special legal and engineering costs incurred to investigate and alleviate concerns regarding the integrity of the in-situ liner at the Company's Kentucky disposal facility as well as a write down to estimated net realizable value of certain assets of continuing operations held for sale.

       The following table presents the percentage each item in the Consolidated Statements of Income bears to total revenues relating to continuing operations.

                                            Fiscal Years Ended June 30

                                          ------------------------------

                                           1995       1994         1993
                                          ------     ------       ------

       Revenues..........................  100.0      100.0        100.0

       Cost of revenues..................   85.9       72.4         62.8
                                           -----      -----        -----

       Gross profit......................   14.1       27.6         37.2
       Selling, general and
         administrative expenses.........   36.4       40.6         47.9

       Non-recurring charges.............      -          -         13.3
                                           -----      -----        -----
       Operating loss....................  (22.3)     (13.0)       (24.0)

       Other income (expense)............    1.6        1.0         (1.2)
                                           -----      -----        -----

       Loss before income taxes
         from continuing operations......  (20.7)     (12.0)       (25.2)

       Income taxes (benefit)............   (2.8)      (3.5)        (8.2)
                                           -----      -----        -----
       Net loss from
         continuing operations...........  (17.9)      (8.5)       (17.0)

       Depreciation and amortization
         and non-cash portion of
         non-recurring charges from
         continuing operations included
         in above costs..................   26.5       19.0         30.4

       REVENUES

       Revenues from continuing operations increased 2% from $8,481,000 in fiscal 1994 to $8,651,000 in fiscal 1995. Revenue increases of $309,000 or 21% at the Company's South Carolina landfill were offset by declines in revenues of $27,000 or 1%, $446,000 or 39%, and $290,000 or 6%,
       respectively, at the Company's West Virginia landfill, Kentucky landfill, and the Company's hauling operations. No revenues have been generated by the Illinois landfill.

       The significant increase in the South Carolina landfill's revenues reflects the continued maturing of this site and the third full year of operation under a permit modification allowing the site to accept waste from anywhere within the United States. Improved sales integration with the Company's long-haul transportation operations and continued growth in the landfill based roll-off collection operations has contributed to an overall 26% growth in volumes. This volume growth included a 64% increase in construction and demolition debris volumes partially offset by a 17% and 28% decrease in acceptance of asbestos and paper products, respectively, in fiscal 1995. The revenue increase at this facility , especially within the construction and demolition debris waste stream, reflects an increase in marketing and sales efforts with contractors and directly with waste generators.

       The Company's West Virginia landfill's relatively static revenues included a $416,000 or 41% increase in municipal solid waste (MSW) revenues, a 67% decline in asbestos volumes, and a greater than 100% increase in construction and demolition debris, contaminated soils & sludges and other industrial waste streams. The $416,000 or 41% increase in MSW revenues includes a 12% increase in volume reflective of the increase in availability of MSW as certain private and municipally owned landfills continue to close as a result of an inability for these facilities to comply with the federal Subtitle D regulations and state regulations requiring more sophisticated liner systems and an increase in MSW disposal rates. The West Virginia Public Service Commission ("PSC") approved a new tariff relating to MSW fees pursuant to a rate case filed by the Company which on July 1, 1994 allowed for an increase in the MSW rate the Company may charge from $22.50 per ton to $28.25 per ton. The increase in contaminated soils and sludges and other industrial waste streams is directly related to an aggressive marketing and sales campaign to attract waste streams which the landfill was not allowed to accept prior to installing the more sophisticated liner system which commenced accepting waste on July 1, 1994. Management expects additional landfill closures in its market territory during fiscal 1996.

       Revenue growth at the South Carolina landfill and static revenue level at the West Virginia landfill was offset by a 39% or $446,000 decline in revenues at the Company's Kentucky landfill. This decline relates to the Company's decision to continue self-imposed volume limitations based on management's revised permitting schedule for the expansion area. As a result, monthly revenues at the Company's Kentucky facility have been reduced in several incremental steps since January 1, 1993, to the fiscal 1995 level of approximately $55,000 per month. As of June 30, 1995, the Company ceased placing waste in the disposal area and commenced operations of a newly permitted transfer station. The transfer station attempts to assure that the municipal solid waste disposal needs of the local communities served under the Company's ten year waste disposal franchise will continue to be satisfied on a monthly basis until the expansion permit can be secured and the first disposal cell constructed. The Company anticipates operating the transfer station at a revenue level of approximately $40,000 per month thus assuring continued operating losses at this facility until either an adequate rate increase is granted for this transfer station or the expansion permit is obtained and operations returned to profitability.

       Revenues from the Company's hauling operations decreased by $290,000 or 6% to $4,897,000 in 1995. This decrease largely relates to a 21% decrease in revenues related to the Company's waste collection business located in Beaufort County, South Carolina whose operations were phased out and discontinued at June 30, 1995. Revenues within the Company's long haul special waste collection business remained relatively static between fiscal 1995 and 1994. Management is currently focusing on temporarily utilizing non-affiliated landfills for disposal of waste and on hauling certain freight commodities to minimize empty miles, increase market share, gross revenues and overall profitability.

       Total revenues from continuing operations decreased $203,000 or 2% from 1993 to 1994. This overall decrease was the result of increased revenues of $460,000 or 45%; $257,000 or 5%; and 3% or $60,000 at the Company's
       South Carolina landfill, the West Virginia landfill and the Company's hauling operations, respectively, between fiscal 1993 and fiscal 1994. These increases were offset by a $1,087,000 or 49% decrease in revenues at the Company's Kentucky landfill. The noted increases were directly related to improved sales and marketing efforts. The decrease in revenues at the Company's Kentucky landfill was directly related to the self-imposed volume limitations discussed above.

       COST OF REVENUES AND GROSS PROFIT

       Cost of revenues in fiscal 1995 increased from fiscal 1994 by approximately $1,292,000 or 21% to $7,430,000. Cost of revenues as a percent of revenues increased from 72% in 1994 to 86% in 1995. This increase is largely the result of the significant self-imposed decrease in volume at the Company's Kentucky landfill with fairly static daily operating costs; an additional operating charge of $339,000 in the fourth quarter relating to the Kentucky landfill to accrue for certain estimated operating losses in fiscal 1996 of running a transfer station and a write-off of remaining capitalized costs relating to the closed disposal cell (see further discussions below); increased rate of amortization of airspace and above average cost of leachate management recognized at the Company's West Virginia landfill as the facility now operates under the more stringent federal Subtitle D regulations requiring more sophisticated liner systems and leachate management programs; current average waste acceptances of approximately 56% of allowable waste volume at the Company's West Virginia landfill in fiscal 1995 as certain waste streams are being replaced with more lucrative waste streams; increased future closure and post-closure costs at the Company's West Virginia landfill for additional permitted space; and continued negative operating margins for most of fiscal 1995 within the local waste collection business acquired in South Carolina in fiscal 1993. During fiscal 1995, the Board of Directors of the Company made a decision to exit this local waste collection business as a result of limited integration with the Company's landfill and continued operating losses resulting from significant competitive pressures. The majority of the operating assets of this business were sold in fiscal 1995 through several asset sale transactions with certain assets transferred to the Company's South Carolina landfill. Additionally, a charge of $78,000 was recorded in the fourth quarter of fiscal 1995 to reduce the remaining net assets of this business to their estimated net realizable value at June 30, 1995 (see further discussions below).

       These negative developments were only partially offset by continued favorable growth in profit margins at the Company's South Carolina landfill due to the increased revenues and volume at that facility.

       Provisions for total closure and post-closure monitoring costs at all landfills were $282,000 and $312,000 for 1995 and 1994, respectively.
       The reduction in costs from 1994 to 1995 was principally the result of an overall decrease in waste volume in 1995 at the Company's Kentucky and West Virginia landfill partially offset by an increase in volume at the Company's South Carolina landfill in fiscal 1995.

       Cost of revenues from continuing operations increased $688,000 or 13% from 1993 to 1994 and increased as a percent of revenues from 63% to 72% from 1993 to 1994. The consistent increases in 1993 and 1994 in cost of revenues were the result of lower margins due to continuing increased competition; the higher recognition of closure and post-closure costs for the Company's landfills; the result of the significant self imposed decrease in volume at the Company's Kentucky landfill with fairly static daily operating costs; and the less favorable impact of the growth within the Company's hauling operations which provides less lucrative operating margins than landfill operations.

       NON-RECURRING CHARGES

       Results for fiscal 1993 for the Company's Kentucky landfill were adversely impacted by several non-recurring charges totaling $968,933. The Company incurred $137,358 in special legal and engineering costs at its Kentucky landfill to investigate and alleviate concerns expressed by State regulatory officials about the effects of blasting activities on the integrity of the in-situ shale liner below a portion of the disposal area. Although the liner proved to be intact, the publicity surrounding the investigation and the resulting heightened political pressure and regulatory scrutiny has slowed State review of the Company's permit application for its approximately 43-acre expansion area. As a result, the Company had decided to restrict the volume of waste received at the existing disposal area. As a result of the adverse effect on profitability during this period, management determined that certain assets acquired upon purchase of the landfill, primarily a covenant not to compete and amounts assigned to existing contracts, may not be realizable. The write-down of these assets, totalling $831,575, was included in the fiscal 1993 results as a non-cash charge to operations. Additionally, management segregated certain assets of continuing operations as held for sale. These assets, consisting of both real estate and equipment, were written down by $188,095 to their estimated net realizable value.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

       Selling, general and administrative expenses decreased $292,000 or 8% from $3,442,000 in 1994 to $3,150,000 in 1995. SG&A expenses as a percent of revenues decreased from 41% in 1994 to 36% in 1995. SG&A expenses include substantially all corporate overhead costs including the costs relating to the accounting, finance, legal and engineering departments as well as the SG&A costs specifically attributed to the landfill and waste hauling operations. This significant decrease in SG&A costs reflects an approximate 23% reduction in corporate and administrative salaries as part of the Company's discontinuance of certain operations; restructuring of remaining operations and the positive impact of the Company's continuing cost containment programs in all divisions as management works towards a return to profitability. These reductions are partially offset by an increase in external legal and consultant costs with the elimination of the internal legal staff at the end of fiscal 1994. The Company also experienced an increase in bonding and banking fees relating to providing financial assurance for closure and post closure costs for the Company's landfills. A reduction in amortization expense of intangible assets of approximately $47,000 was experienced in fiscal 1995 as a result of certain intangibles relating to the Company's West Virginia landfill expiring.

       SG&A expenses decreased $716,000 or 17% from $4,158,000 in 1993 to $3,442,000 in 1994. This decrease resulted primarily from an approximate 17% reduction in corporate administrative salaries as part of the Company's discontinuance of certain operations and restructuring of operations along with the positive impact of the Company's continuing costs containment programs in all divisions. The Company also experienced a reduction in amortization expense of intangible assets of approximately $265,000 in fiscal 1994 as a result of a covenant not to compete expiring relating to the Company's South Carolina landfill and the prior year write-off of certain intangible assets relating to the Company's Kentucky landfill. (See Non-Recurring Charges).

       UNUSUAL OPERATING COSTS

       Unusual operating costs of $532,000 were included in the fourth quarter of fiscal 1995 results of operations. A total charge to cost of revenues of $339,000 relates to the Company's cessation of waste acceptance at the Kentucky landfill on June 30, 1995, and the Company's decision to simultaneously permit and operate a waste transfer facility to continue to service the waste needs of the local host county under the waste disposal franchise agreement previously awarded to the Company expiring in the year 2002. Of the $339,000 of unusual operating costs, $150,000 reflects the Company's estimate of operating losses at the Kentucky facility through fiscal 1996, while the first disposal cell is constructed following the anticipated approval of the expansion permit, and $189,000 reflects a noncash charge to write-off remaining capitalized costs relating to a disposal cell closed on June 30, 1995. Additionally, a charge of $78,000 was recorded in the fourth quarter of fiscal 1995 to reduce the remaining net assets of the Company's waste collection business located in Beaufort County, South Carolina, to their estimated net realizable value at June 30, 1995. The $78,000 charge includes a write-down of $58,000 for certain operating assets, receivables, and supplies inventory and the establishment of a reserve at June 30, 1995, for anticipated operating loss on final divestiture of assets of $20,000. During fiscal 1995, the Board of Directors of the Company made a strategic decision to exit the local hauling business in Beaufort County as a result of limited integration with the Company's landfill operation and continued operating losses resulting from significant competitive pressures. The majority of the operating assets of this business were sold in fiscal 1995 through several asset sale transactions. Finally, in the fourth quarter, the Company refined its estimate of necessary reserves against past due receivables resulting in a charge to operations of $118,000.

       INTEREST EXPENSE

       Interest expense increased 201% or $151,000 to $226,000 from 1994 to 1995 and decreased $154,000 to $75,000 from 1993 to 1994. The increase during 1995 resulted from a slight increase in interest rates and a reduction in the amount of interest expense capitalized in fiscal 1995 as compared to fiscal 1994 as part of landfill site expansion projects. Interest expense capitalized was $48,000 and $139,000 in fiscal 1995 and 1994, respectively. Additionally, total debt outstanding decreased by $43,000 from June 30, 1994 to June 30, 1995.

       OTHER INCOME

       Other income increased $210,000 in fiscal 1995 compared to fiscal 1994 largely as a result of recognition of a gain on the sale of certain assets of the Company's local waste collection business in South Carolina and the recording of additional consideration earned as part of the sale of the Company's asbestos abatement and laboratory testing operations.

       INCOME TAXES

       The Company's effective income tax rate, including both federal and state taxes, was 13% for fiscal 1995 compared to 29% for fiscal 1994. The effective tax rate for the current year is less than the federal and state statutory rates, primarily due to a valuation allowance of $340,000 recorded in fiscal 1995 reducing the current year tax benefit of net operating loss carryforwards due to a lack of certainty of realization of this loss carryforwards in future years as a result of recent historic reported operating losses.

       LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1995, current liabilities of $4,519,000 exceeded current assets of $3,039,000 which includes cash and cash equivalents of $567,000. The Company incurred additional short term borrowings of $250,000 to fund a trust account as collateral for the Company's Pennsylvania workers' compensation self insurance program. The trust account is restricted from current operations and is included within other non-current assets. The Company also increased the current portion of accrued landfill closure costs by $570,000, reduced its deposits in an interest earning trust fund as closure and post-closure financial assurance related to its Kentucky landfill by $207,000 and reduced outstanding long term debt by $211,000. A significant portion of working capital expended during the period, approximately $1,845,000, was used to fund the acquisition of property and equipment, including $1,362,000 related to the permitting and development of landfill space and $483,000 for the purchase of operating equipment.

       The Company has experienced liquidity problems due to its lack of significant revenues with the Company currently operating only the special waste hauling operation, the South Carolina landfill and the West Virginia landfill at approximately 56% of its allowable monthly capacity during fiscal 1995. The Kentucky and Illinois landfills remain in the permit development stage as described above. This lack of significant revenues and the development stage situation in Kentucky and Illinois, among other factors described above, have led to significant operating losses with a continued need to invest in additional transportation equipment, landfill permitting and development costs, disposal space cell construction, and closure costs (See further discussions below). The Company has currently addressed such issues, in the absences of significant long-term bank financing arrangements, primarily by private placements of its equity securities with net proceeds of $300,000 from sales of common stock in June 1995, and $775,000 in the period subsequent to June 30, 1995.

       The Company's operations to date have required substantial amounts of working capital and the Company expects to expend substantial funds to support the expansion of its disposal and transportation operations. The Company expects capital expenditures of approximately $1,500,000 in fiscal 1996 to construct additional disposal space at the Company's West Virginia landfill, further the permits at Kentucky and Illinois, and acquire necessary landfill and transportation equipment. Significant Capital reserves (as previously described) would be required to construct initial disposal space at the Company's Kentucky landfill and the Illinois landfill should the permits be received at these two facilities during fiscal 1996. The Company currently does not have such necessary capital reserves; however believes that with the receipt of the Kentucky and/or Illinois permit, it will be able to raise additional funds to meet its working capital requirements through either additional equity or debt placements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. However, management currently believes that funds available from operations, the recently completed equity financing, and other sources described below will be sufficient to fund operations currently in effect through fiscal 1996.

       The Company is a party to a $4,500,000 credit facility with Philadelphia National Bank ("PNB"), including a $3,000,000 refinancing term note and a secured revolving line of credit providing for aggregate borrowings of up to $1,500,000 for working capital, equipment purchases and performance letters of credit. At September 1, 1995; the balance outstanding on the refinancing term note was $900,000. The secured revolving line of credit at September 1, 1995 has outstanding cash draws of $350,000 and $971,000 in outstanding performance letters of credit. Certain advance approval procedures exist for borrowing under the secured revolving credit facility. The PNB credit facility provides for interest at prime plus 1/4% to 1/2% and is secured by substantially all of the tangible and intangible assets of the Company, including first mortgage liens on the landfill properties and a pledge by the Company of all of the issued and outstanding capital stock of its landfill subsidiaries. The credit facility contains warranties and financial covenants. Financial covenants based on earnings, cash flow, working capital, minimal tangible net worth and capital expenditure levels were not achieved. The Company has received an amendment to the loan agreement under which the Company is in compliance. The amendment also provides for maturity of the credit facility on October 31, 1996. The Company continues to seek additional credit facilities. On September 26, 1995, the Company entered into a four-year secured term loan with First Fidelity Bank, N.A. ("FFB") which provides borrowing up to $1,350,000 bearing an interest rate of 7.03% secured by a fist lien security interest in the equipment and vehicles of the Company. The agreement contains certain affirmative and negative covenants and will require the maintenance of certain levels of tangible net worth and the maintenance of certain working capital and debt coverage ratios. A portion of the funds ($900,000) were utilized to refinance the remaining balance of the $3,000,000 refinancing term loan with PNB. Accordingly, certain debt has been classified as long-term to reflect the terms of the FFB loan. The Company's inability to secure additional credit facilities would have a material adverse impact on the Company's business.

       The Company will have material financial obligations related to closure and post-closure costs at its landfills. While the exact amount of these future obligations cannot be determined, the Company estimates that the costs for final closure of the currently permitted areas at the West Virginia and Kentucky landfills, if all acreage is used, will be approximately $4,643,000, of which $1,204,000 has been accrued as of June 30, 1995. The Company estimates that the costs of post-closure monitoring of groundwater, methane gas and other required procedures for the currently permitted areas will approximate $27,000 to $120,000 per year for 30 years after closure at each of its Kentucky and West Virginia sites. As of June 30, 1995, the Company has accrued $646,000 for post-closure obligations representing 18% of the present value of such future estimated cash outlay. The Company recognizes these costs either on the unit-of production method based on consumed airspace as the landfills are filled or as a function of time, depending on the circumstances under which the permitted landfill is permitted to operate. The Company recently initiated the accrual of closure and post-closure costs for its South Carolina landfill on a similar basis as for its other landfills as a result of recently proposed State regulations. Closure and post-closure costs are estimated at $465,000 and $10,000 per year for 30 years, respectively. As of June 30, 1995, the Company has accrued $55,000 and $46,000 for closure and post-closure, respectively. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky and West Virginia disposal facilities. Bonds outstanding at June 30, 1995, total $1,321,608 and $314,572, as closure and post-closure financial assurance, respectively, for the Company's Kentucky landfill and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit of $626,000 and trust fund deposits of $104,134. Additionally, the Company has on deposit $190,665 as financial assurance for landfill closure and post-closure for the closed disposal area at its West Virginia disposal facility. The trust fund and the certificates of deposit are restricted from current operations and are included within other non-current assets. The Company anticipates that the West Virginia bonding requirements will substantially increase as the State's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3,000,000 for closure and $3,600,000 for post-closure monitoring and care. Additional collateral requirements will be imposed upon the Company which will affect profitability of the Company. The Company anticipates providing financial assurance incrementally over the life of the facility as disposal cells are constructed and certified for acceptance of waste. Additionally, the Company anticipates that prior to issuance of its Kentucky expansion permit, additional closure and post-closure financial assurance mechanisms will be required. The amounts are approximated at $3,300,000 for closure and $300,000 for post-closure. Proposed changes to the current Kentucky post-closure financial assurance regulations are pending and the post-closure requirements could increase to $3,000,000. Under the current financial assurance program, incremental posting of financial assurance over the life of the facility as disposal cells are constructed and certified for acceptance of waste is allowed. The Company's inability to continue to obtain bonds or letters of credit in sufficient amounts or at acceptable rates would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits.

       The Company is currently seeking state approval for the expansion area at its Kentucky landfill and Illinois State approval for its Illinois landfill. Although the Company expects to receive permits for these sites, there can be no assurance that either permit will be obtained. The Company expects that it will incur substantial capital costs to construct the initial disposal areas and meet certain regulatory compliance standards. The Company's continued development of currently owned landfill expansion areas and the future growth of the Company will depend greatly upon its ability to raise additional capital as noted above. The Company's inability to raise additional capital would have a material adverse impact on the Company's business. Government regulation of the Company's operations has increased significantly over the last few years and may continue in the future. As a result, the Company may incur additional capital expenditures which could adversely affect its operating results and financial condition. Due to the difficulty and time constraints on permitting, the Kentucky landfill did not have the expansion area in operation by July 1, 1995, the date it was required to cease accepting waste in the existing area. The Company is progressing through the permitting process and is currently operating a permitted transfer station to continue to service the waste needs of the local host county under the Company's waste disposal franchise agreement expiring in the Year 2002. The Company recorded an accrual at June 30, 1995 of $150,000 representing the estimated operating loss relating to the Kentucky operations during fiscal 1996, the Company's estimate of time required to obtain the expansion permit and to construct the first disposal cell.

       DISCONTINUED OPERATIONS

       On September 9, 1993, the Company's Board of Directors approved management's plan to discontinue its operations within the asbestos and lead paint abatement and laboratory services segments to focus on development and expansion of its landfill and waste hauling operations. This discontinuance was part of a restructuring plan which is the culmination of the Company's transition into the solid waste industry that began with the Company's entry into waste hauling in 1988 and continued with the Company's acquisition of its three landfills in 1989 and 1990 and additional hauling operations in 1989 and 1992. The consolidated financial statements were adjusted to reflect this decision as of June 30, 1993, and to report these businesses as discontinued operations. Accordingly, the consolidated financial statements of the Company have been classified to report separately the assets, liabilities, and operating results of these discontinued operations.

       In the fourth quarter of fiscal 1993, the Company incurred a $618,000 charge (net of applicable income tax benefit of approximately $277,000). The charge, which had minimum immediate cash flow impact, included a write-down of the vehicles, equipment, and real estate related to the discontinued operations of $508,000, and a provision of $110,000 for expected operating losses during the phase-out period. During fiscal 1994, the Company executed the majority of its restructuring plan with the discontinuance of the laboratory services division on October 22, 1993 and the abatement operations on January 31, 1994. On October 22, 1993, the Company sold substantially all of the assets (excluding real property) of its wholly owned laboratory services subsidiary, Advanced Analytical Laboratories, Inc. ("AAL"), in exchange for $55,000 in cash, a secured promissory note in the amount of $380,000, and a five percent royalty on sales of the business ("Sales Bonus") during the one year period following the closing date up to a maximum of $60,000. The promissory note was fully collected in fiscal 1995. A gain on the sale of assets of $138,000 (net of applicable income taxes of approximately $69,000) was realized in fiscal 1994 as well as income from operations of
       $41,000 (Net of applicable income taxes of approximately $20,000).   A
       Sales Bonus of $60,000 was earned and recorded through June 30, 1995.

       On January 31, 1994, the Company sold certain assets (principally disposable supplies) and assigned certain contracts and customer accounts of its wholly owned asbestos and lead paint abatement services subsidiaries, Eastern Environmental Services of the Northeast, Inc. and Eastern Environmental Services of the Southeast, Inc. ("EESNE/SE"), in exchange for $14,000 in cash and a four percent royalty on revenue from certain customers ("Revenue Override") through March 31, 1996, up to a maximum of $200,000. Revenue Overrides of $31,000 were earned and recorded through June 30, 1995. Additionally, substantially all remaining equipment of the abatement operations as well as certain real estate in Florida principally used in the southern abatement operations were sold during fiscal 1994, generating $388,000 cash and a net gain of $16,000 (net of applicable income taxes of approximately $8,000). Operating profits generated by the abatement operations were $258,000 (net of applicable income taxes of approximately $128,000).

       Management believes that the discontinuance of the abatement and laboratory services segments will continue to enhance the operational efficiencies of the Company and will continue to lead to further overall reductions in selling, general and administrative expenses.

       INFLATION, SEASONALITY AND PREVAILING ECONOMIC CONDITIONS

       Inflation has not had a significant impact on the Company's operations to date. Since the Company has few long-term fixed price contracts, the Company believes it should be able to continue to pass through to its customers most cost increases resulting from inflation. During 1995 and 1994, the Company believes that it was affected by the recession through reductions in renovation, construction and demolition projects. The effect was increased price competition for a reduced amount of waste from such projects. The Company is unable to determine the future impact, if any, of a sustained economic slowdown.

       The level of renovation, construction and demolition activity affects the Company's operations and is typically higher in the spring and summer months. The Company's municipal solid waste operations are less influenced by seasonality and these operations have grown as a percentage of the Company's business during 1994 and 1995. As the Company expands and its waste streams continue to diversify, the Company expects the seasonality of its revenues to diminish.

       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The report of independent auditors and consolidated financial statements are included in Part IV, ITEM 14. of this Report beginning on page F- 1.

       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III


       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information concerning directors and executive officers appearing in the sections entitled "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting of stockholders ("Proxy Statement") is incorporated herein by this reference.

       ITEM 11.  EXECUTIVE COMPENSATION

       The information contained in the section of the Proxy Statement entitled "Executive Compensation" is incorporated herein by this reference.

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

       The information contained in the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference.

       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information contained in the section of the Proxy Statement entitled "Certain Transactions" is incorporated herein by this reference.

                                    PART IV


       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
                  ON FORM 8-K.

        (a) Financial Statement Schedule:

            The Financial Statement Schedule listed in the accompanying Index to Financial Statement Schedule on page F-30 are filed as part of this Annual Report on Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (b) Current Reports on Form 8-K:

            1. The Company filed a report on Form 8-K, dated June 19, 1995, under Item 5, to report the sale of 300,000 shares of its common stock to two accredited investors.


        (c) Exhibits

            The following Exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

       * 3.1 Certificate of Incorporation of the Company (Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-14918 filed on June 9, 1987, as subsequently amended on August 4, 1987 and August 11, 1987 (collectively, the "1987 Registration Statement")).

       * 3.2 Amendment to Certificate of Incorporation of the Company (Exhibit 3.2 to the 1987 Registration Statement).

       * 3.3     By-Laws (Exhibit 3.3 to the 1987 Registration Statement).

       * 10.1 Agreement for Shares of Class A Stock dated April 9, 1987, between William C. Skuba and the Company (Exhibit 10. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (the "1991 Form 10-K")).

       * 10.2 1987 Stock Option Plan (Exhibit 10.9 to the 1987 Registration Statement).

       * 10.3 1988 Employee Stock Bonus Plan (Described on pp. 5-11 of the Prospectus included in the Company's Registration Statement on Form S-8, Registration No. 33-25155 fled on October 24, 1988).

       * 10.4 1988 Employee Stock Purchase Plan (described on pp. 4-8 of the Prospectus included in Post Effective Amendment No. 2 to the Company's Registration Statement on Form S-8, Registration No. 33-21251 filed on May 4, 1990).

       * 10.5    1991 Stock Option Plan (Exhibit 10.10 to 1991 Form 10-K).

       * 10.6 License Agreement dated as of July 1, 1990, between Eastern Environmental Services of the Northeast, Inc. and GPAC, Inc. (Exhibit 10.7(a) to the 1987 Registration Statement).

       * 10.7 Letter Agreement dated June 26, 1987, between the Company and Thomas M. Yanette (Exhibit 10.10 to the 1987 Registration Statement).

       * 10.8 Warrant dated April 16, 1990, issued to The Argentum Group (Exhibit 10.21 to 1991 Form 10-K).

       * 10.9 Warrant Agreement dated July 16, 1990, between the Company and Walter Barandiaran. (Exhibit 10.22 to 1991 Form 10-K).

       * 10.10 Agreement between Pulaski County Solid Waste Management District and Pulaski Landfill, Inc., dated February 1992 (Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (the "1992 Form 10-K")).

       * 10.11 Credit Agreement dated May 5, 1992, between the Company, its subsidiaries and CoreStates Bank, N.A., and First Amendment to Loan Documents dated September 24, 1992 (Exhibit 10.16 to 1992 Form 10-K).

       * 10.12 Letter of employment dated July 14, 1992, between the Company and Gregory M. Krzemien (Exhibit 10.17 to 1992 Form 10-K).

       * 10.13 Letter of employment dated April 8, 1991, between the Company and Michael Fioravante. (Exhibit 10.18 to 1992 Form 10-K).

       * 10.14 Second Amendment to Credit Agreement dated March 31, 1993, and Third Amendment to Loan Documents dated September 27, 1993, between the Company, its subsidiaries and CoreStates Bank, N.A. (Exhibit 10.19 to 1993 Form 10-K).

       * 10.15 Severance Agreement between the Company and William C. Skuba dated June 16, 1993. (Exhibit 10.20 to 1993 Form 10-K).

       * 10.16 Severance Agreement between the Company and Michael A. Fioravante dated June 16, 1993. (Exhibit 10.22 to 1993 Form 10-K).

       * 10.17 Severance Agreement between the Company and Gregory M. Krzemien dated June 16, 1993. (Exhibit 10.23 to 1993 Form 10-K).

       * 10.18 Asset Purchase Agreement between Advanced Analytical Laboratories, Inc., GCI Environmental Advisory, Inc. and the Company dated October 22, 1993 (Exhibit 1 to the Company's Current Report on Form 8-K dated October 22, 1993 (the "1993 Form 8-K")).

       * 10.19 Agreement Not to Compete among Advanced Analytical Laboratories, Inc., GCI Environmental Advisory, Inc. and the Company dated October 22, 1993 (Exhibit 2 to the 1993 Form 8-K").

       * 10.20 Commercial Lease between Advanced Analytical Laboratories, Inc. and GCI Environmental Advisory, Inc. dated October 22, 1993 (Exhibit 3 to the 1993 Form 8-K").

       * 10.21 Purchase Agreement among PDG, Inc., Eastern Environmental Services of the Northeast, Inc. and Eastern Environmental Services of the Southeast, Inc. dated December 29, 1993 (Exhibit 1 to the Company's Current Report on Form 8-K dated January 31, 1994 (the "1994 Form 8-K")).

       * 10.22 Agreement Not to Compete among PDG, Inc., Eastern Environmental Services of the Northeast, Inc. and Eastern Environmental Services of the Southeast, Inc. dated January 31, 1994 (Exhibit 2 to the 1994 Form 8-K").

       * 10.23 Fourth Amendment to Loan Documents dated November 30, 1993, and the Fifth Amendment to Loan Documents dated September 26, 1994, between the Company, its subsidiaries and CoreStates Bank, N.A. (Exhibit 10.28 to 1994 Form 10-K).

         10.24 Mortgage and Note agreement dated November 18, 1994, between the Company, its subsidiary, WRN Properties, Inc. and First Federal Savings and Loan Association of Hazleton.

         10.25 Sixth Amendment to Loan Documents dated September 26, 1995, between the Company, its subsidiaries and CoreStates Bank, N.A.

         10.26 Indemnification Agreement dated April 18, 1995 between Eastern Environmental Services, Inc. and William C. Skuba (Pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Gregory M. Krzemien, Michael A. Fioravante, Timothy W. Sweeney, Stephen C. Stamos, Jr., and Robert J. Powell).

         10.27 Term Loan Agreement dated September 26, 1995, between the Company, its subsidiaries and First Fidelity Bank, N.A.

         21      Subsidiaries of the Company.

         23      Consent of Ernst & Young LLP.

       ___________________


       *   Incorporated by reference

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EASTERN ENVIRONMENTAL SERVICES, INC.


                                 By:  /s/ William C. Skuba
                                    ----------------------------------------
                                          William C. Skuba
                                          Chairman of the Board, President
                                          and Chief Executive Officer
       DATED the 25 day of September, 1995.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

       Name                                         Title                       Date
       ----                                         -----                       ----

       /s/ William C. Skuba                  Chairman of the Board,             9/25/95
       ----------------------------------
       William C. Skuba                      Chief Executive Officer,
                                             President, Secretary
                                             and Director

       /s/ Michael A. Fioravante             Chief Operating Officer,           9/25/95
       ----------------------------------
       Michael A. Fioravante                 Executive Vice President
                                             and Director

       /s/ Gregory M. Krzemien               Chief Financial Officer            9/25/95
       ----------------------------------
       Gregory M. Krzemien                   and Treasurer


       /s/ Michael P. Nameth                 Chief Accounting Officer           9/25/95
       ----------------------------------
       Michael P. Nameth


       /s/ Timothy W. Sweeney                Director                           9/25/95
       ----------------------------------
       Timothy W. Sweeney


       /s/ Robert J. Powell                  Director                           9/25/95
       ----------------------------------
       Robert J. Powell


       /s/ Stephen C. Stamos, Jr.            Director                           9/25/95
       ----------------------------------
       Stephen C. Stamos, Jr.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                       Consolidated Financial Statements

                                 June 30, 1995

                                   CONTENTS

Report of Independent Auditors..................................F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets.....................................F-3
Consolidated Statements of Operations...........................F-5
Consolidated Statements of Stockholders' Equity.................F-6
Consolidated Statements of Cash Flows...........................F-8
Notes to Consolidated Financial Statements.....................F-10

                        Report of Independent Auditors

Board of Directors and Stockholders
Eastern Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Environmental Services, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at F-
30. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eastern Environmental Services, Inc. and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 11 to the financial statements, effective July 1, 1992, the Company changed its method of accounting for income taxes.





                                                     ERNST & YOUNG LLP

Reading, Pennsylvania
September 26, 1995

                     Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets


                                                             JUNE 30
                                                        1995         1994
                                                  ----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $   566,771  $   785,749
 Accounts receivable, less allowance for
  doubtful accounts of $454,695 and $324,540           1,381,469    1,804,922

 Notes receivable                                              -      191,954
 Deferred income taxes                                   168,186       78,036
 Tax refund receivable                                   152,871      143,467
 Prepaid expenses and other current assets               769,987      677,546
 Current assets of discontinued operations                     -      117,575
                                                   ---------------------------
Total current assets                                   3,039,284    3,799,249

Property and equipment:
 Land                                                    148,852      160,852
 Landfill sites                                       10,804,589    9,442,633
 Buildings and leasehold improvements                  1,446,640    1,490,118
 Vehicles                                              1,658,513    1,790,313
 Machinery and equipment                               3,512,070    3,305,386
 Furniture and fixtures                                  639,075      597,167
                                                   ---------------------------
Total property and equipment                          18,209,739   16,786,469
Accumulated depreciation and amortization              6,829,458    5,004,623
                                                   ---------------------------
                                                      11,380,281   11,781,846

Noncurrent assets of discontinued operations             517,659      534,650
Intangible assets, net of $3,057,468
 and $2,917,137 accumulated amortization                 453,450      696,568
Other assets (including $544,597 and
 $526,452 of restricted cash on deposit
 for landfill closure and insurance
 bonding)                                                618,274      656,133


                                                   ---------------------------
 Total assets                                        $16,008,948  $17,468,446
                                                   ===========================

                                                   JUNE 30
                                              1995         1994
                                        -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                     $   350,000  $   100,000
 Accounts payable                            1,686,861    2,155,358
 Accrued expenses                              743,584      565,971
 Note payable to shareholder/officer            42,457            -
 Income taxes payable                           59,506      103,267
 Current liabilities relating to
  discontinued operations                            -       61,500
 Current portion of accrued landfill
  closure and other environmental costs        870,000      300,000
 Current portion of long-term debt             766,240      847,283
                                         ----------------------------
Total current liabilities                    4,518,648    4,133,379

Deferred income taxes                          240,538      364,388
Long-term debt                               1,782,715    1,993,951
Accrued landfill closure and other
 environmental costs                         1,082,246    1,370,627

Stockholders' equity:
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued and outstanding shares -
   3,168,104 and 2,838,104                      31,681       28,381
 Class A common stock (convertible to
   common stock), $.01 par value:
  Authorized shares - 10,000,000
  Issued shares - 1,591,201                     15,912       15,912
 Additional paid-in capital                  7,672,228    7,349,278
 Retained earnings                             741,239    2,288,789
                                         ----------------------------
                                             8,461,060    9,682,360
 Less treasury stock at cost - 39,100
  common shares                                 76,259       76,259
                                         ----------------------------
Total stockholders' equity                   8,384,801    9,606,101
                                         ----------------------------
Total liabilities and stockholders'
 equity                                    $16,008,948  $17,468,446
                                         ============================

See accompanying notes.

                     Eastern Environmental Services, Inc.

                     Consolidated Statements of Operations

                                                     YEAR ENDED JUNE 30
                                              1995          1994          1993
                                        -------------------------------------------

Revenues                                  $ 8,650,945   $ 8,480,955   $ 8,683,800
Cost of revenues                            7,430,228     6,138,295     5,450,439
                                        -------------------------------------------
Gross profit                                1,220,717     2,342,660     3,233,361

Selling, general and administrative
 expenses                                   3,149,863     3,442,193     4,157,726
Nonrecurring charges                                -             -     1,157,028
                                        -------------------------------------------
Operating loss                             (1,929,146)   (1,099,533)   (2,081,393)

Interest expense                             (226,463)      (75,132)     (229,161)
Other income                                  365,888       155,933       123,643
                                        -------------------------------------------
Loss from continuing operations before
 income taxes and cumulative effect of
 change in accounting for income taxes     (1,789,721)   (1,018,732)   (2,186,911)

Income taxes (benefit)                       (242,171)     (295,759)     (714,567)
                                        -------------------------------------------
Loss from continuing operations before
 cumulative effect of accounting change    (1,547,550)     (722,973)   (1,472,344)

Discontinued operations:
 Loss from discontinued operations, net
  of applicable income taxes (benefit)
   of $(282,764)                                    -             -      (548,093)
 Gain (loss) on disposal of discontinued
  operations, net of applicable income
  taxes (benefit) of $260,784 and
   $(276,682)                                       -       525,309      (618,417)
                                         ------------------------------------------
Loss before cumulative effect of
 accounting change                         (1,547,550)     (197,664)   (2,638,854)


Cumulative effect as of July 1, 1992 of
 change in accounting for income taxes              -             -      (371,029)
                                        -------------------------------------------
Net loss                                  $(1,547,550)  $  (197,664)  $(3,009,883)
                                        ===========================================

(LOSS) EARNINGS PER SHARE
Continuing operations before cumulative
 effect of accounting change              $      (.35)  $      (.17)  $      (.34)
Discontinued operations                             -           .12          (.27)
Cumulative effective of accounting change           -             -          (.08)
                                        -------------------------------------------
Net loss                                  $      (.35)  $      (.05)  $      (.69)
                                        ===========================================

Weighted average number of shares
 outstanding                                4,398,232     4,390,205     4,392,022
                                        ===========================================

See accompanying notes.

                     Eastern Environmental Services, Inc.

                Consolidated Statements of Stockholders' Equity


                                           NUMBER OF SHARES         PAR VALUE
                                        -------------------------------------------
                                                      CLASS A              CLASS A
                                           COMMON     COMMON     COMMON    COMMON
                                            STOCK     STOCK      STOCK     STOCK
                                        -------------------------------------------

Balance at June 30, 1992                  2,838,104  1,591,201  $28,381    $15,912
 Purchase of 10,200 shares of common
  stock                                           -          -        -          -
 Net loss                                         -          -        -          -
                                        -------------------------------------------
Balance at June 30, 1993                  2,838,104  1,591,201   28,381     15,912
 Net loss                                         -          -        -          -
                                        -------------------------------------------
Balance at June 30, 1994                  2,838,104  1,591,201   28,381     15,912
 Exercise of common stock options            30,000          -      300          -
 Issuance of common stock                   300,000          -    3,000          -
 Net loss                                         -          -        -          -
                                        -------------------------------------------
Balance at June 30, 1995                  3,168,104  1,591,201  $31,681    $15,912
                                        ===========================================

See accompanying notes.

 ADDITIONAL
  PAID-IN       RETAINED     TREASURY
  CAPITAL       EARNINGS      STOCK       TOTAL
----------------------------------------------------

$7,349,278     $ 5,496,336   $(53,391)  $12,836,516

         -               -    (22,868)      (22,868)
         -      (3,009,883)         -    (3,009,883)
----------------------------------------------------
 7,349,278       2,486,453    (76,259)    9,803,765
         -        (197,664)         -      (197,664)
----------------------------------------------------
 7,349,278       2,288,789    (76,259)    9,606,101
    25,950               -          -        26,250
   297,000               -          -       300,000
         -      (1,547,550)         -    (1,547,550)
----------------------------------------------------
$7,672,228     $   741,239   $(76,259)  $ 8,384,801
====================================================

                     Eastern Environmental Services, Inc.

                     Consolidated Statements of Cash Flows


                                                    YEAR ENDED JUNE 30
                                              1995         1994          1993
                                         ----------------------------------------
OPERATING ACTIVITIES
Loss from continuing operations           $(1,547,550)  $ (722,973)  $(1,843,373)
Adjustments to reconcile loss from
 continuing operations to net cash
 provided by operating activities of
 continuing operations:
   Depreciation and amortization            2,289,066    1,612,706     1,809,260
   Non-cash portion of nonrecurring charges         -            -       831,575
   Provision for losses on receivables        199,271      107,970       201,629
   Landfill closure costs                     281,619      312,360       334,463
   Deferred income taxes                     (214,000)      62,560      (401,462)
   (Gain) loss on sale of property and
   equipment                                  (41,428)      (3,487)      170,540
   Changes in operating assets and
    liabilities:
    Accounts receivable                       341,757     (224,070)     (481,231)
    Tax refund receivable                      (9,404)     471,826      (394,280)
    Prepaid expenses                          365,946      276,198       119,435
    Other assets                              (10,660)      69,937       151,703
    Accounts payable                         (468,497)   1,121,253       499,040
    Billings in excess of costs and
     estimated earnings                             -      (58,373)       13,416
    Accrued expenses                          116,113     (247,417)      329,224
    Income taxes payable                      (43,761)     103,267             -
                                         ----------------------------------------
Net cash provided by operating
 activities of continuing operations        1,258,472    2,881,757     1,339,939

Net cash provided by discontinued
 operations                                         -    1,533,360       672,784

See accompanying notes.

                     Eastern Environmental Services, Inc.

                                                                    YEAR ENDED JUNE 30
                                                              1995          1994          1993
                                                         ------------------------------------------
INVESTING ACTIVITIES
Acquisition of landfills and waste
 collection operations                                    $         -   $         -   $  (361,000)

Cost of noncompete agreements                                       -             -      (310,000)
Proceeds from sale of property and
 equipment                                                    348,035       498,990        43,760
Purchase of property and equipment                         (1,845,344)   (4,299,364)   (2,099,760)
Increase of intangibles                                             -             -       (35,690)
Increase in notes receivable                                        -             -      (220,000)
Payments received on notes receivable                         279,383       193,012       214,086
Landfill closure and insurance bonding
 deposits                                                     (18,145)       83,398      (359,200)
                                                         ------------------------------------------
Net cash used in investing activities                      (1,236,071)   (3,523,964)   (3,127,804)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
 and long-term debt                                           525,000       215,383       300,000
Payments on revolving line of credit
 and long-term debt                                        (1,135,086)   (1,055,592)     (865,229)
Purchases of treasury stock                                         -             -       (17,468)
Net proceeds from note payable to
 shareholder/officer                                           42,457             -             -
Proceeds from issuance of common stock                        326,250             -             -
                                                         ------------------------------------------
Net cash used in financing activities                        (241,379)     (840,209)     (582,697)
                                                         ------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                                            (218,978)       50,944    (1,697,778)


Cash and cash equivalents at beginning
 of year                                                      785,749       734,805     2,432,583
                                                         ------------------------------------------
Cash and cash equivalents at end of year                  $   566,771   $   785,749   $   734,805
                                                         ==========================================

See accompanying notes.

                     Eastern Environmental Services, Inc.

                  Notes to Consolidated Financial Statements

                                 June 30, 1995


1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

Eastern Environmental Services, Inc. (the Company) is engaged in the business of providing integrated special waste services through nonhazardous waste disposal facilities and waste hauling operations. At June 30, 1993, the activities of the Company's asbestos and lead paint abatement and laboratory services operations were reported as discontinued operations.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Expenditures for major additions and improvements are capitalized, while minor repairs and maintenance are expensed as incurred. The Company uses the straight-line method of depreciation for substantially all its property and equipment except for landfill sites.

Landfill sites consist of land acquisition costs, in addition to, engineering, permitting, legal, and certain site preparation costs which management believes are recoverable. General and administrative costs are not capitalized as landfill site costs. Landfill site costs for facilities currently in use are generally depreciated based upon consumed airspace using the unit-of-production method of airspace filled during the fiscal year in relation to estimates of total available airspace. Annually, the Company prepares topographic analyses of the sites, using various survey techniques to confirm airspace utilization during the current year and remaining capacity. Engineering, legal, and other costs associated with the expansion of permitted capacity of existing sites are deferred until receipt of all necessary operating permits. Such costs are capitalized and amortized after receipt of the necessary operating permits. The Company reviews the realization of landfill development projects on a periodic basis. The portion of landfill sites currently

                     Eastern Environmental Services, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

under development for future expansion and thus excluded from depreciation totaled $1,341,000 and $4,869,000 at June 30, 1995 and 1994, respectively.

The Company capitalizes interest costs as part of the cost of developing landfill sites and constructing disposal space. Interest costs of $48,000 and $139,000, respectively, were capitalized in fiscal 1995 and 1994.

INTANGIBLE ASSETS

Intangible assets consist principally of goodwill, noncompete agreements, and waste collection and hauling contracts acquired in the acquisition of landfill sites and a waste collection operation (Note 3). Goodwill, noncompete agreements, and waste collection and hauling contracts are being amortized over a period of five to nine years. Amortization of intangible assets was $195,000, $242,000, and $1,351,000 in 1995, 1994, and 1993, respectively, including
$832,000 in 1993 relating to nonrecurring charges.

LANDFILL CLOSURE, POST-CLOSURE, AND OTHER ENVIRONMENTAL COSTS

Accrued landfill closure and other environmental costs include the cost of closure and post-closure monitoring and maintenance of landfills, as well as, environmental and remediation costs all of which are estimated based on currently available facts, existing technology and interpretation of presently enacted laws and regulations. Landfill post-closure costs represent management's estimate of the current value of the future obligation associated with maintaining and monitoring the landfill for generally a 30-year period subsequent to the closure of the landfill. The Company estimates the future cost of closure and post-closure costs based on its interpretation of the U.S. Environmental Protection Agency's Subtitle D technical standards. The Company periodically updates its estimates of future closure and post-closure costs with the impact of changes in estimates accounted for on a prospective basis. The Company recognizes these costs either on the unit-of-production method based on consumed airspace or as a function of time, depending on the circumstances under which the landfill is currently permitted to operate. Environmental costs relating to remediation work is accrued and charged to income in the period the potential environmental liability is known.

                     Eastern Environmental Services, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS

For the purposes of reporting cash flows, cash and cash equivalents consists of money market accounts and certificates of deposit with original maturities of three months or less.

Noncash investing and financing activities of the Company excluded from the statement of cash flows include property and equipment additions financed by debt of $109,420, $267,237, and $132,434 and financed insurance premiums of $458,387, $309,575, and $0 for fiscal years 1995, 1994, and 1993, respectively.
In fiscal 1994, the Company also sold property and equipment in exchange for a note receivable of $449,236.

REVENUE AND COST RECOGNITION

The Company recognizes revenues upon receipt and acceptance of waste material at its landfills and upon collection of waste material at its waste hauling operations.

EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of common shares outstanding including the effect of stock options and warrants, if dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The book value of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables are considered to be representative of their respective fair values. The carrying value of the Company's long-term debt is similar to fair value based on current rates and terms.

2. ACCOUNTING CHANGE

During the fourth quarter of fiscal 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the Statement, the Company elected not to restate the financial statements of prior years.

                     Eastern Environmental Services, Inc.

2. ACCOUNTING CHANGE (CONTINUED)

Under Statement 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

3. ACQUISITIONS

During fiscal 1993, the Company completed the acquisition of two waste hauling operations for a total cash purchase price of $671,000.

All of the Company's acquisitions were accounted for under the purchase method of accounting; accordingly, assets and liabilities acquired have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying consolidated statements of income since those dates.

The fair values of assets and liabilities acquired in fiscal 1993 were as follows:

           Other property and equipment              $336,000
           Goodwill                                    25,000
           Noncompete agreements                      310,000
                                                    ----------
                                                     $671,000
                                                    ==========

4. ACCOUNTS RECEIVABLE

The Company grants credit to local and national companies in various geographic regions throughout principally the Eastern United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

                     Eastern Environmental Services, Inc.

5. RELATED PARTY TRANSACTIONS

The Company has a one-year secured promissory note with a stockholder and officer with a balance of $42,457 at June 30, 1995. The note bears interest at a rate of 11.75% with interest expense of $3,397 incurred in fiscal 1995.

During fiscal 1995, the Company purchased legal services totaling approximately $112,000 from a firm whose sole shareholder is a director of the Company.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

                                           JUNE 30
                                        1995      1994
                                     --------------------

           Supplies                   $ 22,443  $ 46,416
           Insurance                   258,584   324,725
           Non-trade receivables       308,475   101,473
           Performance bonds            42,136    37,233
           Prepaid financing costs       7,756    29,792
           Prepaid licenses             34,289    33,588
           Other                        96,304   104,319
                                     --------------------
                                      $769,987  $677,546
                                     ====================

7. DEBT

The Company has a $4,500,000 credit arrangement with Philadelphia National Bank (PNB or the Bank), consisting of a secured revolving credit facility that provides for aggregate borrowings of up to $1,500,000 for working capital, equipment purchases and performance letters of credit, and a $3,000,000 term loan. The revolving credit facility, which is subject to periodic reviews by the Bank, was extended to October 31, 1996.

Borrowings under the revolving credit facility are limited to the Company's qualified trade accounts receivable as defined in the credit agreement less outstanding performance letters of credit. Interest is payable monthly at the Bank's prime rate plus 1/4%. The weighted average interest rate was 9.32% and 7.23% in fiscal 1995 and fiscal 1994, respectively.

                     Eastern Environmental Services, Inc.

7. DEBT (CONTINUED)

Performance letters of credit outstanding in the amount of $1,031,000 reduced the borrowing capacity under the revolving credit facility to $469,000 at June 30, 1995. Borrowings outstanding on the revolving credit facility at June 30, 1995, were $350,000. The Company is required to pay quarterly a fee at an annual rate of 1/2% of the average daily unused amount of the revolving credit facility.

The PNB credit arrangement contains warranties and financial covenants to maintain certain levels of working capital and tangible net worth; to meet certain fixed charge, leverage, and cash flow ratios; and to attain certain quarterly performance levels. In addition, the credit arrangement requires the Company to follow certain written approval procedures for borrowing under the Company's secured revolving credit facility, and imposes restrictions on capital expenditures based upon the Company's cash flow from operations and the liquidation of certain assets the Company holds for sale. For the year ended June 30, 1995, the Company was not in compliance with substantially all of the covenants of the credit arrangement. The Bank amended the agreement for periods subsequent to June 30, 1995, and has waived all items of non-compliance as of June 30, 1995, and the Company is currently in compliance with the covenants as amended.

Additionally, the PNB credit arrangement is secured by substantially all of the tangible and intangible assets of the Company, including first mortgage liens on mortgaged properties and a pledge by the Company of all of the issued and outstanding capital stock of its landfill subsidiaries.

On September 26, 1995, the Company entered into a four-year secured term loan with First Fidelity Bank, N.A. ("FFB"), which provides for borrowings up to $1,350,000. The term loan is payable in equal monthly principal installments through September 1999; plus interest at a fixed rate of 7.03%, and is secured by a first lien security interest in the equipment and vehicles of the Company. The agreement contains certain affirmative and negative covenants and will require the maintenance of certain levels of tangible net worth, and the maintenance of certain debt coverage and working capital ratios. A portion of the funds were utilized to refinance the remaining balance of the PNB term loan. Accordingly, certain debt has been classified as long-term to reflect the terms of the FFB loan.

                     Eastern Environmental Services, Inc.

7. DEBT (CONTINUED)

Debt consists of the following:

                                                        JUNE 30
                                                    1995        1994
                                               ------------------------
PNB term loan refinanced in September 1995      $1,150,000  $1,750,000


Note payable to Pennsylvania National
Bank in monthly installments of
$6,092, including interest at 8-1/4%,
secured by real estate, due September
2013.                                              687,521     703,177



Note payable to First Federal Savings
in monthly installments of $3,521,
including interest at 9.25%, secured
by real estate, due November 1999.                 263,398           -


Machinery and equipment notes payable,
secured by equipment, with various
maturities payable through April 2000,
interest rates ranging from 6% to 12%,
payable monthly in installments
ranging from $559 to $4,569.                       219,852     268,852


Other                                              228,184     119,205
                                               ------------------------

                                                 2,548,955   2,841,234
Less current portion                               766,240     847,283
                                               ------------------------
                                                $1,782,715  $1,993,951
                                               ========================

Maturities of long-term debt are as follows: 1996--$766,000; 1997--$463,000; 1998--$398,000; 1999--$127,000; 2000--$795,000.

Interest paid on all indebtedness was $226,000, $217,000, and $264,000 for fiscal 1995, 1994, and 1993, respectively.

                     Eastern Environmental Services, Inc.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                               JUNE 30
                                            1995      1994
                                         --------------------

             Accrued compensation         $ 65,110  $153,665
             Workers' compensation          67,981   125,501
             Damage claims                 187,000    95,000
             Accrued professional fees      40,938    63,720
             Miscellaneous taxes           110,820    59,224
             Deferred income                     -    44,829
             Operating loss accrual        170,000         -
             Other                         101,735    24,032
                                         --------------------
                                          $743,584  $565,971
                                         ====================

9. ACCRUED LANDFILL CLOSURE AND OTHER ENVIRONMENTAL COSTS

The Company owns three solid waste landfills, all of which are permitted and operating. The Company will have financial obligations related to closure and post-closure monitoring and maintenance of these currently permitted and operating landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology, and presently enacted laws and regulations. Accordingly, the Company will continue to periodically review and update underlying assumptions and projected costs and record required adjustments. As of June 30, 1995, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's three landfills will be approximately $5,108,000, of which $1,260,000 has been accrued as of June 30, 1995. The Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $27,000-$120,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $10,000 per year for 30 years after closure at the Company's industrial landfill site. The Company has accrued $692,000 for post-closure obligations as of June 30, 1995, representing 18% of the present value of such future cash outlays.

                     Eastern Environmental Services, Inc.

9. ACCRUED LANDFILL CLOSURE AND OTHER ENVIRONMENTAL COSTS (CONTINUED)

The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky and West Virginia disposal facilities. Bonds outstanding at June 30, 1995, total $1,321,607 and $314,571, as closure and post-closure financial assurance, respectively, for the Company's Kentucky landfill and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit of $626,000 and trust fund deposits of $104,134. Additionally, the Company has on deposit $190,665 as financial assurance for landfill closure and post-closure for the closed disposal area of its West Virginia disposal facility. The trust fund and cash deposits are restricted from current operations and are included within other noncurrent assets.

A potential property damage claim may exist relating to alleged sedimentation overflow for a landfill holding pond. While no detectable levels of contamination exist, the Company may be required to perform clean-up activities regarding the sedimentation. Accrued as part of damage claims is $25,000 at June 30, 1995, for this matter.

10. COMMON STOCK AND STOCK PLANS

Each share of the Company's Common Stock is entitled to one vote and each share of Class A Common Stock is entitled to four votes. Class A Common Stock is convertible into Common Stock on a share-for-share basis. Holders of Common Stock are entitled to receive a preferential distribution of $1 per share from net assets in the event of liquidation or dissolution of the Company.

The Company's Stock Option Plans provide for the grant of incentive stock options or non-qualified stock options to directors, officers or employees of the Company. Under the Option Plans, as amended, 200,000 shares of Common Stock were reserved prior to January 1, 1991, and 700,000 shares are reserved effective January 1, 1991, for issuance upon the exercise of such options. Incentive stock options have an exercise price of at least 100% of the fair market value of the common stock at the date of grant (or 110% of fair market value in the case of employees or officers holding ten percent or more of the voting stock of the Company). Non-qualified options have an exercise price of not less than 90% of the fair market value of the common stock at the date of grant. The options generally expire five years from the date of grant and are generally exercisable after two years based upon graduated vesting schedules.

                     Eastern Environmental Services, Inc.

10. COMMON STOCK AND STOCK PLANS (CONTINUED)

Options outstanding have been granted to officers and employees to purchase common stock at prices ranging from $.87 to $1.87 per share. A summary of the option transactions are as follows:

                                                     YEAR ENDED JUNE 30
                                                 1995       1994       1993
                                             ---------------------------------

     Options outstanding, beginning of period   417,200    482,800    418,250
     Options granted                             20,000     45,000    169,000
     Options exercised                          (30,000)         -          -
     Exercise price                                $.87          -          -
     Options cancelled                          (40,300)  (110,600)  (104,450)
                                             ---------------------------------
     Options outstanding, end of period, of
      which 350,650, 337,450, and 302,350
      were exercisable at June 30, 1995,
      1994, and 1993, respectively              366,900    417,200    482,800
                                             =================================

     Options available for grant                300,100    279,800    214,200
                                             =================================

Proceeds from exercise of stock options are credited to common stock for the amount of par value and any excess is credited to additional paid-in capital.

On June 19, 1995, the Company, through a private placement, issued 300,000 shares of its common stock for cash of $1.00 per share or $300,000, pursuant to stock subscription agreements with two individual accredited investors. Subsequent to June 30, 1995, the Company, through additional private placements of stock with accredited investors, issued an additional 775,000 shares of its common stock for cash of $1.00 per share or $775,000. Certain of the private placements of stock issued subsequent to June 30, 1995, contain warrants to purchase a total of 525,000 additional shares of common stock at an exercise price of $1.50 per share expiring three years from the date of grant. The agreements provide that the Company will register the securities within six months of the Company's acceptance of the subscription agreements.

                     Eastern Environmental Services, Inc.

10. COMMON STOCK AND STOCK PLANS (CONTINUED)

The Company's Employee Stock Bonus Plan and Employee Benefit Stock Purchase Plan (the Employee Plans) are for eligible employees. Shares are awarded under the Employee Stock Bonus Plan at the Company's discretion based on the employees' performance. Under the Employee Benefit Stock Purchase Plan, employees may purchase common shares at a purchase price of 85% of the fair market value at the date of purchase. A total of 450,000 common shares are reserved under the Employee Plans. At June 30, 1995, 27,311 shares have been issued under these plans.

At June 30, 1995, the Company has 232,103 warrants outstanding and exercisable to purchase shares of Common Stock which are exercisable at the discretion of the Board of Directors at prices between $.87 and $4.88 expiring at various dates through 2000.

11. INCOME TAXES

Effective July 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (see Note 2 - "Accounting Changes"). As permitted under the new rules, prior year's financial statements have not been restated. The cumulative effect of adopting Statement 109 as of July 1, 1992, increased the fiscal 1993 net loss by $371,029.

At June 30, 1995, the Company has net operating loss carryforwards for federal and state income tax purposes of $1,869,000 and $165,000, respectively, that expire through 2010. For financial reporting purposes, a valuation allowance of $490,000 has been recognized to offset the deferred tax assets related to those carryforwards.

                     Eastern Environmental Services, Inc.

11. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          JUNE 30
                                                     1995         1994
                                                 ------------------------

       Deferred tax liabilities:
        Tax over book depreciation                $ (539,897)  $(624,446)
        Other, net                                  (113,507)   (161,436)
                                                 ------------------------
       Total deferred tax liabilities               (653,404)   (785,882)

       Deferred tax assets:
        Allowance for doubtful accounts              176,810     161,719
        Self insurance                                 7,781      19,918
        Discontinued operations accrual               68,260      28,412
        Reserve for loss on assets held for sale     122,767     174,007
        Net operating loss carryforwards             642,216     163,106
        AMT credit                                    24,376      72,098
        Other, net                                    28,842      30,270
                                                 ------------------------
       Total deferred assets                       1,071,052     649,530
       Valuation allowance for deferred tax
        assets                                      (490,000)   (150,000)
                                                 ------------------------
       Net deferred tax assets                       581,052     499,530
                                                 ------------------------

       Net deferred tax liabilities               $  (72,352)  $(286,352)
                                                 ========================

                     Eastern Environmental Services, Inc.

11. INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes (benefit) attributable to continuing operations are as follows:


                                                          1995        1994        1993
                                                      -----------------------------------
               CURRENT
               Federal                                 $       -   $(309,317)  $(514,307)
               State                                     (28,171)    (49,002)     17,948
                                                      -----------------------------------
                                                         (28,171)   (358,319)   (496,359)
               DEFERRED
               Federal                                   (66,052)    177,955    (177,029)
               State                                      (8,838)     47,711     (41,179)
               Operating loss carryforward              (139,110)   (163,106)          -
                                                      -----------------------------------
                                                        (214,000)     62,560    (218,208)
                                                      -----------------------------------
               Provision for income taxes (benefit)    $(242,171)  $(295,759)  $(714,567)
                                                      ===================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                            1995        1994        1993
                                                        -----------------------------------

               Tax at U.S. statutory rates               $(608,505)  $(346,369)  $(743,550)
               State income taxes, net of federal tax
                benefit                                    (24,426)    (16,076)    (15,332)
               Nondeductible depreciation depletion
                and amortization                            24,918      24,918      24,154
               Nondeductible penalties                           -       2,540      11,092
               Valuation allowance for deferred tax
                assets                                     340,000           -           -
               Other                                        25,842      39,228       9,069
                                                        -----------------------------------
               Provision for income taxes (benefit)      $(242,171)  $(295,759)  $(714,567)
                                                        ===================================

Net income tax refunds received in fiscal 1995, 1994, and 1993 were $23,000, $875,000, and $96,000, respectively.

                     Eastern Environmental Services, Inc.

12. NONRECURRING CHARGES

During fiscal 1993, the Company recorded a nonrecurring charge of $968,933 relating to its Kentucky landfill. In December 1992, state regulatory officials questioned the effects of blasting activities on the integrity of the in-situ shale liner, however the liner proved to be intact. This along with a general industry wide slow down in the issuance of permits has slowed the Company's efforts to obtain approval for its expansion area and as a result the Company restricted the current volume of waste to be received to insure that the expansion permit is obtained before the existing disposal capacity is depleted. Management has determined that certain intangible assets acquired upon purchase of the landfill would not be realizable as a result of the impact of these volume restrictions on earnings. Accordingly, the write-down of these intangible assets is reflected as a non-cash charge to fiscal 1993 operations of $831,575 along with related legal and engineering costs totaling $137,358. Additionally, certain assets relating to continuing operations are being held for sale and accordingly were written down by $188,095 to net realizable value.

The volume restrictions were in effect for fiscal 1995 and 1994, and are expected to remain in effect through fiscal 1996 when the Company expects to receive permit approval and to begin construction of the expansion site.

13. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various operating leases, primarily for certain office facilities and transportation equipment. Lease agreements frequently include renewal options and require that the Company pay for taxes, insurances, and maintenance expense. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of June 30, 1995, are as follows: 1996--$213,000, 1997--$213,000, 1998--$194,000,
1999--$78,000, and 2000--$30,000. Total rental expense relating to continuing operations under operating leases was approximately $411,000, $388,000, and $389,000 for fiscal 1995, 1994, and 1993, respectively.

The Company maintains claims made based general liability insurance with limits of $1,000,000.

                     Eastern Environmental Services, Inc.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

The Company's activities are conducted in a developing and changing statutory, political and regulatory environment with aggressive government enforcement. Governmental regulation of the waste management industry requires the Company to obtain and retain numerous permits to conduct various aspects of its operations. These permits are subject to revocation, modification or denial. The costs and other capital expenditures which may be required to obtain or reclaim the applicable permits or comply with applicable regulations could be significant.

The Company, effective December 1991, is self-insured for workers' compensation claims in certain states in which the Company operates. Workers' compensation self-insurance (credits) costs were approximately $(18,000), $30,000, and $23,000 in fiscal 1995, 1994, and 1993, respectively. The Company maintains a $1,000,000 Performance bond as collateral for the Program (reduced to $600,000 in July 1995).

In connection with the acquisition of the Company's Kentucky landfill, the purchase agreements provide for management royalty payments based on revenues, as defined, to be made to former owners. Payments made under these agreements are charged to operations as incurred. For the years ended June 30, 1995, 1994, and 1993, approximately $0, $47,000, and $128,000, respectively, in royalty payments have been paid.

In February 1995, an independent contractor ("contractor") filed a complaint against the Company and certain other defendants alleging that contractor is entitled to additional payment for excavation and development work performed at the Company's West Virginia landfill. The complaint seeks contract damages of at least $460,000, a $100,000 project bonus, $1 million in punitive damages, as well as interest, consequential damages and attorney's fees. The Company has filed a counterclaim claiming that the contractor breached its contract with the Company and is required to pay liquidated and other damages to the Company. The Company believes that it has substantial defenses to the allegations in the complaint and intends to vigorously defend against the action. In the opinion of management, the ultimate disposition of this matter will not have a material effect on the Company's consolidated financial position or results of operations.

                     Eastern Environmental Services, Inc.

14. DISCONTINUED OPERATIONS

On October 22, 1993, the Company sold substantially all of the assets (excluding real property) of its wholly owned laboratory services subsidiary, Advanced Analytical Laboratories, Inc. (AAL), in exchange for $55,000 in cash and a secured promissory note in the amount of $380,000, and the value of a "Sales Bonus" defined as five percent of the gross sales of AAL's business during the one year period following the closing date up to a maximum of $60,000. The promissory note, which was secured by a first priority lien on all assets transferred by AAL to the buyer, was paid in full on October 22, 1994. The maximum sales bonus was earned by the Company.

On January 31, 1994, the Company sold certain assets (principally disposable supplies) and assigned certain contracts and customer accounts of its wholly owned asbestos and lead paint abatement services subsidiaries, Eastern Environmental Services of the Northeast, Inc., and Eastern Environmental Services of the Southeast, Inc. (EESNE/SE), in exchange for $14,000 in cash and the value of a "Revenue Override" defined as four percent of all gross revenue from certain "Qualifying Clients," as defined in an Assignment and Assumption Agreement, through March 31, 1996, up to a maximum of $200,000. A revenue override of approximately $31,000 was earned and recorded through fiscal 1995.

The consolidated financial statements as of June 30, 1995 and 1994, reflect the assets, liabilities, and operations of AAL and EESNE/SE as discontinued operations. This presentation was pursuant to management's plan, as approved by the Company's Board of Directors on September 9, 1993, to discontinue these operations. Financial results for periods prior to the date of discontinuance have been restated to reflect continuing operations. Corporate selling, general, and administrative expenses are classified as expenses of continuing operations for all periods presented.

In fiscal 1993, the Company adopted a plan to discontinue its asbestos and lead paint abatement and laboratory services. The estimated loss on disposition of the discontinued operations reflected in the consolidated statement of income for the fiscal year ended June 30, 1993, was $618,000 (net of applicable income tax benefit of $277,000). The charge included a write-down of the vehicles, equipment, and real estate related to the discontinued operations of $508,000, and a provision of $110,000 for expected operating losses related to EESNE/SE's and AAL's operations during the phase-out periods which was substantially completed by June 30, 1994.

                     Eastern Environmental Services, Inc.

14. DISCONTINUED OPERATIONS (CONTINUED)

Revenues applicable to the discontinued operations prior to final discontinuance were $2,039,000 and $4,188,000 in 1994 and 1993, respectively.

The assets and liabilities relating to discontinued operations in the consolidated balance sheets have been reclassified to identify them separately at the lower of cost or net realizable value and net of any liabilities assumed. Assets and liabilities relating to discontinued operations are as follows:

                                                     JUNE 30
                                                 1995      1994
                                             ----------------------
     Current assets:
      Accounts receivable                      $      -  $117,575
                                             ----------------------
                                               $      -  $117,575
                                             ======================

     Noncurrent assets:
      Property and equipment, net              $517,659  $534,650
                                             ----------------------
                                               $517,659  $534,650
                                             ======================

     Current liabilities:
      Reserve for operating and other losses   $      -  $ 61,500
                                             ======================

                     Eastern Environmental Services, Inc.

15. UNUSUAL OPERATING COSTS

Unusual operating costs of $532,000 were included in the fourth quarter of fiscal 1995 results of operations. A total charge to cost of revenues of $339,000 relates to the Company's cessation of waste acceptance at the Kentucky landfill on June 30, 1995, and the Company's decision to simultaneously permit and operate a waste transfer facility to continue to service the waste needs of the local host county under the ten-year waste disposal franchise agreement previously awarded to the Company expiring in the year 2002. Of the $339,000 of unusual operating costs, $150,000 reflects the Company's estimate of operating losses at the Kentucky facility through fiscal 1996, while the first disposal cell is constructed following approval of the expansion permit, and $189,000 reflects a noncash charge to write-off remaining capitalized costs relating to a disposal cell closed on June 30, 1995.

Additionally, a charge of $78,000 was recorded in the fourth quarter of fiscal 1995 to reduce the remaining net assets of All Waste Refuse Services, Inc.
(AWRS), the Company's waste collection business located in Beaufort County, South Carolina, to their estimated net realizable value at June 30, 1995. The $78,000 charge includes a write-down of $58,000 for certain operating assets, receivables, and supplies inventory and the establishment of a reserve at June 30, 1995, for anticipated operating loss on final divestiture of assets of $20,000. During fiscal 1995, the Board of Directors of the Company made a decision to exit the local hauling business in Beaufort County as a result of limited integration with the Company's landfill operation and continued operating losses resulting from significant competitive pressures. The majority of the operating assets of AWRS were sold in fiscal 1995 through several asset sale transactions.

Also, in the fourth quarter, the Company refined its estimate of necessary reserves against past due receivables resulting in a charge to operations of $118,000.

                     Eastern Environmental Services, Inc.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                             FIRST       SECOND        THIRD       FOURTH
                                            QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                         -----------------------------------------------------------------
YEAR ENDED JUNE 30, 1995
Revenues                                  $2,470,835   $2,046,955   $2,106,708   $2,026,447   $ 8,650,945
Gross profit                                 427,465      376,482      430,386      (13,616)    1,220,717
Loss from continuing operations             (192,881)    (200,342)    (272,883)    (881,444)   (1,547,550)
                                         -----------------------------------------------------------------
Net loss                                  $ (192,881)  $ (200,342)  $ (272,883)  $ (881,444)  $(1,547,550)
                                         =================================================================

LOSS PER SHARE
Continuing operations                     $     (.04)  $     (.05)  $     (.06)  $     (.20)  $      (.35)
                                         -----------------------------------------------------------------
Net loss                                  $     (.04)  $     (.05)  $     (.06)  $     (.20)  $      (.35)
                                         =================================================================

YEAR ENDED JUNE 30, 1994
Revenues                                  $2,480,261   $2,031,892   $1,760,942   $2,207,860   $ 8,480,955
Gross profit                                 855,093      547,440      343,853      596,274     2,342,660
Income (loss) from continuing
   operations                                 35,460     (169,630)    (330,604)    (258,199)     (722,973)
Gain from discontinued operations             36,000      189,000            -      300,309       525,309
                                         -----------------------------------------------------------------
Net income (loss)                         $   71,460   $   19,370   $ (330,604)  $   42,110   $  (197,664)
                                         =================================================================

EARNINGS (LOSS) PER SHARE
Continuing operations                     $      .01   $     (.04)  $     (.07)  $     (.07)  $      (.17)
Discontinued operations                          .01          .04            -          .07           .12
                                         -----------------------------------------------------------------
Net earnings (loss)                       $      .02   $      .00   $     (.07)  $      .00   $      (.05)
                                         =================================================================

         Report of Independent Auditors on Other Financial Information

Board of Directors and Stockholders
Eastern Environmental Services, Inc.

The audited consolidated financial statements of the Company and our report thereon are presented in the preceding section of this report. The following financial information is presented for purposes of additional analysis and is not a required part of the financial statements of the Company. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.






                                                         ERNST & YOUNG LLP

Reading, Pennsylvania
September 26, 1995

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                         Financial Statement Schedule

                                 June 30, 1995


                                   CONTENTS

Schedule II - Valuation and Qualifying Accounts .................... F-31

                     Eastern Environmental Services, Inc.

                Schedule II - Valuation and Qualifying Accounts


                                                             ADDITIONS
                                                    ---------------------------
                                          BALANCE AT  CHARGED TO  CHARGED TO                BALANCE AT
                                          BEGINNING    COST AND     OTHER                      END
                                          OF PERIODS   EXPENSES    ACCOUNTS    DEDUCTIONS   OF PERIODS
                                        --------------------------------------------------------------
YEAR ENDED JUNE 30, 1993
Allowance for doubtful accounts
 (deducted from accounts receivable)      $411,339    $164,220    $      -    $353,559 (1)  $222,000
                                        ==============================================================


YEAR ENDED JUNE 30, 1994
Allowance for doubtful accounts
 (deducted from accounts receivable)      $222,000    $107,970    $      -    $  5,430      $324,540
                                        ==============================================================


YEAR ENDED JUNE 30, 1995
Allowance for doubtful accounts
 (deducted from accounts receivable)      $324,540    $199,271    $      -    $ 69,116      $454,695
                                        ==============================================================

(1)  Includes the effect of discontinued operations.

                                 EXHIBIT INDEX


       Sequentially
       Exhibit
       No.


       10.24  Mortgage and Note agreement dated
              November 18, 1994, between the
              Company, its subsidiary, WRN Properties,
              Inc. and First Federal Savings and Loan
              Association of Hazleton.

       10.25  Sixth Amendment to Loan Documents
              dated September 26, 1995, between
              the Company, its subsidiaries and
              CoreStates Bank, N.A.

       10.26  Indemnification Agreement dated April
              18, 1995 between Eastern Environmental
              Services, Inc. and William C. Skuba
              (Pursuant to instruction 2 to Item 601
              of Regulation S-K, the Indemnification
              Agreements, which are substantially
              identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Gregory M. Krzemien, Michael A. Fioravante, Timothy W.
              Sweeney, Stephen C. Stamos, Jr.,
              and Robert J. Powell).

       10.27 Term Loan Agreement dated September 26, 1995, between the Company, its subsidiaries and First Fidelity Bank, N.A.

         21   Subsidiaries of the Company.

         23   Consent of Ernst & Young LLP.