Form 10-K/A
period 1995-06-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1995-10-30
CIK 815272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended        June 30, 1995
                          ------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to _____________

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

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on September 21, 1995, was approximately $7,408,320.

The number of shares of Class A Common Stock, par value $.01 per share, of the Registrant outstanding as of September 21, 1995, was 1,591,201. The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of September 21, 1995, was 3,983,104.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the Company are as follows:

     William C. Skuba, 40, has been Chairman of the Board, Chief Executive Officer and a director of the Company since he founded the Company in 1980. Mr. Skuba has served as President since February 1991 and Secretary since April 1989. He also served as President and Chief Financial Officer from June 1982 until April 1989 and as Chief Accounting Officer from June 1982 until August 1988.

     Timothy W. Sweeney, 53, has been a director of the Company since February 1991. Mr. Sweeney has been a full professor with the Department of Management of Bucknell University and a business and marketing consultant since September 1980.

     Stephen C. Stamos, Jr., 48, has been a director of the Company since July 1994. Mr. Stamos has been a full professor of International Relations of Bucknell University since 1974. Mr. Stamos' focus has been in the areas of international economics and finance and has published extensively in academic journals and periodicals.

     Robert J. Powell, 36, has been a director of the Company since July 1994. Mr. Powell has been engaged in the private practice of law in Hazleton, Pennsylvania since October 1993. Prior to that, Mr. Powell was an attorney with Hourigan, Kluger, Spohrer & Quinn, P.C., Wilkes-Barre, Pennsylvania from October 1992 to September 1993 and Deasey, Mohoney, Bender & McKenna, Ltd., Philadelphia, Pennsylvania from October 1988 to September 1992.

     Michael A. Fioravante, 39, joined the Company as Executive Vice President and Director of Engineering in April 1991. In addition, he has served as director since August 1994. For 13 years prior to joining the Company, Mr. Fioravante was Manager of Engineering for Esmer & Associates, an engineering firm which performed environmental and other engineering work related to the Company's landfills from 1989 through 1991.

     Gregory M. Krzemien, 36, joined the Company as Chief Financial Officer and Treasurer in August 1992. Prior to joining the Company, Mr. Krzemien was Senior Audit Manager with Ernst & Young, an independent accounting firm, since October, 1988. Mr. Krzemien worked for Ernst & Young for 11 years prior to joining the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1995, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied with, except that Messrs. Stamos and Powell each filed his initial statement of beneficial ownership and one report of a change in beneficial ownership reflecting one transaction late.

     ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the Company during its last three completed fiscal years to its Chief Executive Officer. No other executive officer had total annual salary and bonus exceeding $100,000 during the Company's fiscal year ended June 30, 1995.

                           SUMMARY COMPENSATION TABLE


                           ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                           -------------------                 ----------------------
                                                                       AWARDS
                                                                       ------
NAME & PRINCIPAL                                                       OPTIONS/               ALL OTHER
POSITION               YEAR    SALARY($)   BONUS($)                     SARS(#)             COMPENSATION($)
----------------       -----   ---------   --------                    --------             ---------------

William C. Skuba,      FY95     124,800    None                        None                 2,500      /1/
 CEO
                       FY94     124,800    None                        None                 2,500      /1/

                       FY93     127,390    None                        None                 26,000     /1/

-----------

1/            Consists solely of reimbursement of moving expenses.
-

          As indicated in the following table, Mr. Skuba did not receive any grants of stock options or stock appreciation rights during fiscal year 1995.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                     -------------------------------------


                      NUMBER OF
                     SECURITIES
                     UNDERLYING
                    OPTIONS/SARS      PERCENT OF TOTAL OPTIONS/SARS     EXERCISE OR BASE   EXPIRATION
NAME                 GRANTED (#)   GRANTED TO EMPLOYEES IN FISCAL YEAR    PRICE ($/SH)        DATE
------------------  -------------  -----------------------------------  -----------------  ----------

William C. Skuba               0                                     0  NA                 NA



As indicated in the following table, Mr. Skuba did not exercise any stock options during the Company's fiscal year 1995.


                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES
                   -------------------------------------------------------


                                                                                                       VALUE OF UNEXERCISED IN-THE-
                                                                   NUMBER OF SECURITIES                MONEY OPTIONS/SARS AT
                        SHARES ACQUIRED         VALUE         UNDERLYING UNEXERCISED OPTIONS/SARS      FY END ($ EXERCISABLE/
NAME                    ON EXERCISE (#)         REALIZED ($)  AT FY END (# EXERCISABLE/UNEXERCISABLE)     UNEXERCISABLE)
----------------------  ---------------------   ----------    ---------------------------------------  ----------------------------
William C. Skuba        None                    None          None                                     None

COMPENSATION OF DIRECTORS
-------------------------

          Non-employee directors of the Company receive a fee of $1,000 per meeting for attendance in person at each Board meeting and $250 for attendance by telephone. In addition, each non-employee director receives warrants to purchase shares of the Company's Common Stock. In August 1994, warrants to purchase 15,000 shares of the Company's Common Stock at an exercise price of $.875 per share were issued to each of Mr. Stamos and Mr. Powell, with 5,000 warrants vesting at the end of each four month period from date of issuance.
All expenses incurred by all directors for attendance at Board meetings are reimbursed by the Company. The Board of Directors has also approved Mr. Sweeney and Mr. Stamos to provide consulting services to the Company as requested from time to time at a rate of $100 per hour plus expenses. The Company paid approximately $13,000 and $15,900 to Mr. Sweeney and Mr. Stamos, respectively, for consulting services and expenses in fiscal 1995.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
---------------------------------------------------------------------
ARRANGEMENTS
------------

          The Company's executive officers have entered into Severance Agreements with the Company. Under these agreements, if the executive's employment is terminated involuntarily for any reason other than cause, the Company will pay the executive (or his estate) a lump sum severance benefit in cash in the amount of such executive's then current annual salary multiplied by
1.5 or such larger amount as the Company's Board of Directors may deem appropriate. In addition, if there is an actual change in control of 20% or more in the Company's voting power, a sale of substantially all of the assets of the Company or any similar transaction, and if the executive voluntarily terminates his employment with the Company within one year after such control change, the Company is obligated to pay the executive a lump sum severance benefit in cash equal to his then current annual salary or such larger amount as the Company's Board of Directors deems appropriate.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's capital stock, as of October 23, 1995, by each of the Company's directors and nominees for directorship, by each of the Named Executive Officers, by all officers and directors of the Company as a group, and by all persons known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock or Class A Common Stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.

                                                                                                               PERCENT OF
                                       COMMON STOCK                         CLASS A COMMON STOCK               VOTING POWER(B)
                           ---------------------------------------  -------------------------------------      ---------------
                             AMOUNT AND NATURE                       AMOUNT AND NATURE
NAME AND ADDRESS OF          OF BENEFICIAL        PERCENT OF CLASS   OF BENEFICIAL       PERCENT OF CLASS
BENEFICIAL OWNER(A)          OWNERSHIP            OUTSTANDING        OWNERSHIP           OUTSTANDING
-------------------------  ---------------------  -----------------  -------------      -------------------

William C. Skuba           35,000(c)                      *            1,591,201                 100%             61.4%

Michael A.
  Fioravante              160,700(d)                      3.81%              0                   *                1.52%

Timothy W. Sweeney         45,000(e)                      1.09%              0                   *                *

Stephen C. Stamos, Jr.     25,000(e)                      *                  0                   *                *

Robert J. Powell           25,000(e)                      *                  0                   *                *

Mr. Jack Casagrande       250,000                         6.17%              0                   *                2.4%
11550 SW 95th Avenue
Miami, FL  33176

Mr. Ralph Velocci         250,000                         6.17%              0                   *                2.4%
349 Center Island
Golden Beach, FL  33160

Continental Waste         428,500                        10.6%               0                   *                4.11%
67 Walnut Avenue
Suite 103
Clark, NJ  07066

All officers and
  directors as a group
  (6 persons)             450,700(c)(f)                  10.9%         1,591,201                 100%             62.9%

________________________
*Represents less than 1% of the outstanding shares.

(a) Except as otherwise indicated, the address of each person identified is care of Eastern Environmental Services, Inc., RR #4, Box 4452, Drums, Pennsylvania 18222.

(b) Holders of Class A Stock are entitled to four votes for each share, and holders of Common Stock are entitled to one vote for each share, on all matters submitted to a vote of stockholders.

(c) Includes 15,000 shares of Common Stock owned by Nancy Skuba, Mr. Skuba's mother, with respect to which a proxy has been granted to William Skuba. Does not include 1,591,201 shares of Common Stock which may be acquired upon conversion of Class A Common Stock held by William Skuba.

(d) Includes 160,000 shares purchasable upon the exercise of options and warrants.

(e) Consists solely of shares purchasable upon the exercise of options and warrants.

(f) Includes 415,000 shares purchasable upon the exercise of options and warrants.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1987, the Company entered into an agreement with Thomas M. Yanette, a former director and officer of the Company. Pursuant to such agreement, in exchange for the surrender by Mr. Yanette of an equity interest he owned in a predecessor of the Company and the agreement of Mr. Yanette not to compete with the Company and to provide consulting services to the Company, the Company has agreed to pay Mr. Yanette $48,000 per year. Such payments began in September 1987 and will continue until August 1997.

     Robert J. Powell is the sole shareholder of The Law Offices of Robert J. Powell, Hazleton, Pennsylvania, which has provided legal services to the Company since July 1994. The Company has retained Mr. Powell's law firm to provide legal services for the Company during fiscal year 1995. The Company paid approximately $112,000 for such legal services in fiscal 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated the 27th day of October, 1995.

                         EASTERN ENVIRONMENTAL SERVICES, INC.


                         By: /s/ William C. Skuba
                            --------------------------------
                            William C. Skuba,
                            Chairman of the Board, President
                            and Chief Executive Officer