Form 10-Q
period 1995-09-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1995-11-13
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                          COMMISSION FILE NO. 0-16102

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO ____
                                        ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of November 10, 1995  4,054,004  Shares of Common Stock

                         1,591,201  Shares of Class A Common Stock

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   Form 10-Q

                       Quarter Ended September 30, 1995



                                     INDEX

                                                                      PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - September 30, 1995
    and June 30, 1995                                                 1-2

   Consolidated Statements of Operations for the three
       months ended September 30, 1995 and 1994                       3

   Consolidated Statement of Stockholders' Equity
       for the three months ended September 30, 1995                  4

   Consolidated Statements of Cash Flows for the
     three months ended September 30, 1995 and 1994                   5-6

   Note to Consolidated Financial Statements                          7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8-13

PART II - OTHER INFORMATION

Item 2 - Legal Proceedings                                            14

Item 6 - Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                            15

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets

                                                September 30,          June 30,
                                                    1995                 1995
                                                -----------             ---------
                                                (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                      $ 1,113,307           $   566,771
 Accounts receivable, less allowance for
  doubtful accounts of $438,949
  and $454,695                                    1,461,741             1,381,469
 Deferred income taxes                              168,186               168,186
 Tax refund receivable                               73,467               152,871
 Prepaid expenses and other current assets          495,122               769,987
                                                -----------           -----------
 Total current assets                             3,311,823             3,039,284

Property and equipment:
 Land                                               148,852               148,852
 Landfill sites                                  11,568,949            10,804,589
 Buildings and leasehold improvements             1,464,140             1,446,640
 Vehicles                                         1,687,595             1,658,513
 Machinery and equipment                          3,509,101             3,512,070
 Furniture and fixtures                             643,877               639,075
                                                -----------           -----------
Total property and equipment                     19,022,514            18,209,739
Accumulated depreciation and amortization         7,154,398             6,829,458
                                                -----------           -----------
                                                 11,868,116            11,380,281


Noncurrent assets of discontinued operations        516,526               517,659
Intangible assets, net of $3,098,005 and
 $3,057,468 accumulated amortization                412,913               453,450
Other assets, including $445,211 and
 $544,597 of restricted cash on deposit
 for landfill closure and insurance bonding         521,617               618,274
                                                -----------           -----------


Total assets                                    $16,630,995           $16,008,948
                                                ===========           ===========

                                              September 30,           June 30,
                                                  1995                  1995
                                               -----------            --------
                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                         $  350,000           $  350,000
 Accounts payable                               1,850,305            1,686,861
 Accrued expenses                                 668,672              743,584
 Note payable to shareholder/officer                    -               42,457
 Income taxes payable                              57,882               59,506
 Current portion of accrued landfill
   closure and other environmental costs          870,000              870,000
 Current portion of long-term debt                627,071              766,240
                                               ----------           ----------
Total current liabilities                       4,423,930            4,518,648

Deferred income taxes                             240,538              240,538
Long-term debt                                  1,542,692            1,782,715
Accrued landfill closure and other
 environmental costs                            1,117,093            1,082,246


Stockholders' equity:
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued and outstanding shares -
  4,093,104 and 3,168,104                          40,931               31,681
 Class A common stock (convertible to
    common stock), $.01 par value:
  Authorized shares - 10,000,000
  Issued shares - 1,591,201                        15,912               15,912
 Additional paid-in capital                     8,581,728            7,672,228
 Retained earnings                                744,430              741,239
                                               ----------           ----------
                                                9,383,001            8,461,060
 Less treasury stock at cost -  39,100
   common shares                                   76,259               76,259
                                               ----------           ----------
Total stockholders' equity                      9,306,742            8,384,801
                                              -----------          -----------

Total liabilities and stockholders' equity    $16,630,995          $16,008,948
                                              ===========          ===========

See accompanying notes.

                     Eastern Environmental Services, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                        ----------------------------
                                                          1995                1994
                                                        --------            --------
Revenues                                              $2,270,292          $2,470,835
Cost of revenues                                       1,692,823           2,043,370
                                                      -----------         -----------
Gross profit                                             577,469             427,465

Selling, general and administrative expenses             620,736             743,283
                                                      -----------         -----------
Operating loss                                          ( 43,267)           (315,818)

Interest expense                                        ( 44,982)            (51,402)
Other income                                              91,440             139,339
                                                      -----------         -----------
Income (loss) before income taxes                          3,191            (227,881)

Income tax benefit                                             -             (35,000)
                                                      -----------         -----------
Net income (loss)                                     $    3,191          $ (192,881)
                                                      ===========         ===========



Earnings (Loss) per share                               $   -                 $ (.04)
                                                      ===========         ===========

Weighted average number of shares
 outstanding                                           5,406,647           4,390,205
                                                   ==============         ===========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                Consolidated Statement of Stockholders' Equity

                                  (Unaudited)




                                CLASS A      ADDITIONAL
                   COMMON       COMMON         PAID-IN       RETAINED     TREASURY
                    STOCK        STOCK         CAPITAL       EARNINGS        STOCK          TOTAL
                   -------      -------      ----------      --------      ---------      ----------
Balance at
  June 30, 1995    $31,681      $15,912      $7,672,228      $741,239      $(76,259)      $8,384,801

Exercise of
  common stock
  options              500           -           43,250            -             -            43,750

Issuance of
  common stock       8,750           -          866,250            -             -           875,000

Net Income              -            -               -          3,191            -             3,191
                      ----         ----         -------         -----         -----          -------

Balance at
  September
  30, 1995         $40,931      $15,912      $8,581,728      $744,430      $(76,259)      $9,306,742
                   =======      =======      ==========      ========      ========       ==========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                      ------------------------
                                                      1995              1994
                                                    --------          --------
OPERATING ACTIVITIES
Net income (loss)                                   $  3,191        $(192,881)
Adjustments to reconcile income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                    394,429          567,509
    Landfill closure costs                            34,847           91,809
    Deferred income taxes                                 -           (41,000)
    Gain on sale of property and equipment                -             1,771
    Changes in operating assets and liabilities:
      Accounts receivable                            (80,272)         (41,302)
      Tax refund receivable                           79,404           34,179
      Prepaid expenses                               274,865          122,066
      Other assets                                    (2,729)         (91,538)
      Accounts payable                               163,444           78,846
      Accrued expenses                               (74,912)        (165,877)
      Income taxes payable                            (1,624)           5,402
                                                    --------        ---------
Net cash provided by operating activities            790,643          368,984

Cash provided by
  discontinued operations                                 -             3,797




See accompanying notes.

                     Eastern Environmental Services, Inc.

                                  (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                      1995               1994
                                                    ---------          --------

INVESTING ACTIVITIES
Proceeds from sale of property and equipment              -              8,125
Development of landfill sites                       (764,360)         (482,844)
Purchase of property and equipment                   (76,234)         (131,231)
Landfill closure, and insurance
  bonding deposits                                    99,386           206,695
Payments received on notes receivable                     -            141,639
                                                 ------------        ----------
Net cash used in investing activities               (741,208)         (257,616)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
  and long-term debt                                 900,000                -
Payments on revolving line of credit
 and long-term debt                               (1,279,192)         (274,311)
Net payments on note payable
 to shareholder/officer                              (42,457)               -
Proceeds from issuance of common stock               918,750                -
                                                 ------------        ----------
Net cash provided by (used in) financing
  activities                                         497,101          (274,311)

Net increase (decrease) in cash and
  cash equivalents                                   546,536          (159,146)
Cash and cash equivalents at beginning
 of period                                           566,771           785,749
                                                 ------------        ----------
Cash and cash equivalents at end
 of period                                       $ 1,113,307         $ 626,603
                                                 ============        ==========



See accompanying notes.

                     Eastern Environmental Services, Inc.

                   Note to Consolidated Financial Statements

                                  (Unaudited)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Eastern Environmental Services, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage that each item in the Consolidated Statements of Operations bears to total revenues.

                                           Three Months Ended
                                              September 30,
                                           ------------------

                                           1995         1994
                                          ------       ------
Revenues...........................        100.0        100.0

Cost of revenues...................         74.6         82.7
                                          ------        -----

Gross profit.......................         25.4         17.3
Selling, general and
 administrative expenses...........         27.3         30.1
                                          ------        -----

Operating loss.....................        ( 1.9)       (12.8)

Other income.......................          2.0          3.6
                                          ------        -----

Income (loss) before income taxes..          0.1         (9.2)

Income tax benefit.................           -          (1.4)
                                          ------        -----

Net income (loss)..................          0.1         (7.8)

Depreciation and amortization
  included in above costs..........         17.4         23.0

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

Revenue decreased 8% or $201,000 from $2,471,000 for the three months ended September 30, 1994 to $2,270,000 for the three months ended September 30, 1995. The most significant factor effecting the decrease in revenues was the closure at June 30, 1995 of the Company's collection operation in Beaufort County, South Carolina which resulted in a decrease in revenues of $237,000. Additionally, revenues continue to be depressed as the Illinois landfill and the expansion area of the Kentucky landfill remain in the permit development stage. See Liquidity and Capital Resources section below for further discussion of capital requirement to develop these sites. Revenues increased $146,000 in the first three months of fiscal 1996 within the Company's long-haul transportation operations. This increase was offset by slight decreases in revenues of $15,000 or 2.9% at the Company's West Virginia landfill and $14,000 or 2.7% at the Company's South Carolina landfill. The Company also experienced a decrease in revenues at the Company's Kentucky landfill of $80,000 or 39.3%. The increase in revenues in the Company's long-haul transportation operations reflects an increase in hauling capacity through employment of additional vehicles and increased involvement in hauling soils and contaminated construction and demolition debris. The slight decrease in revenues at the Company's West Virginia facility included a 55.2% decline in asbestos volumes (consistent with the Company's strategy of reducing the acceptance of less profitable waste streams) offset by a 13.4% increase in municipal solid waste (MSW) revenues, and a greater than 100% increase in construction and demolition debris and other industrial waste streams. The increase in MSW revenues in West Virginia reflects the continuing increase in availability of MSW as certain private and municipally owned landfills continue to close as a result of the inability to comply with the federal Subtitle D regulations and state regulations requiring more sophisticated liner systems along with the Company's marketing of MSW waste through transfer station operations. Despite the decrease in revenues of 2.7% at the South Carolina landfill, a sizable increase in disposal revenue of 13.6% occurred, offset by decreased subcontracted hauling services. The increase in disposal revenues in South Carolina is a reflection of increased marketing efforts and improved sales integration with the Company's long-haul transportation operations. At the Kentucky landfill, the Company ceased placing waste in the disposal area and commenced operations of a newly permitted transfer station as of July 1, 1995. The transfer station attempts to assure that the municipal solid waste disposal needs of the local communities served under the Company's ten year waste disposal franchise will continue to be satisfied on a monthly basis until the expansion permit can be secured and the first disposal cell constructed in the proposed expansion area. The Company has operated the transfer station at a revenue level of approximately $40,000 per month, which will continue to result in operating losses at this facility until either an adequate rate increase is granted for this transfer station or the expansion permit is obtained and operations return to profitability.

Cost of revenues for the three months ending September 30, 1995 decreased from the same period in fiscal 1995 by approximately $351,000 or 17.1% to $1,693,000. Cost of revenues as a percent of revenues decreased from 83% in fiscal 1995 to 75% in fiscal 1996. The percentage decrease was due primarily to a decrease in the cost of leachate management recognized at the Company's West Virginia landfill due to an increase in waste placed on the liner system and reduction in rainfall; a decrease in labor costs at the West Virginia landfill with the reduction in asbestos handling and increase in MSW volumes; and cost efficiencies of increased integration of the South Carolina landfill with the Company's long-haul transportation company. These positive developments were partially offset by relatively fixed operating costs with current average waste acceptances of approximately 63% of allowable waste acceptance volume at the Company's West Virginia landfill in the first three months of fiscal 1996; further decreases in volume at the Company's Kentucky landfill with the current operations of a transfer station only partially offset by reductions in daily operating costs; and increased waste disposal costs to non-affiliated landfills to increase logistic efficiencies at the Company's long-haul transportation company.

Selling, general and administrative expenses ("SG&A") decreased $123,000 or 16.5% from $743,000 in the first three months of fiscal 1995 to $621,000 in the first three months of fiscal 1996. SG&A expenses as a percent of revenues decreased from 30% in fiscal 1995 to 27% in fiscal 1996. SG&A expenses include substantially all corporate overhead costs including the costs relating to the accounting, finance, legal and engineering departments as well as the SG&A costs specifically attributed to the landfill and waste hauling operations. The decrease in SG&A costs reflects continued reduced salary and related benefit costs and other overhead costs associated with the Company's continuing cost containment program.

Other income decreased $48,000 for the three months ended September 30, 1995 compared to the same three months of fiscal 1995 as a result of a gain on the sales of certain assets of the Company's local waste collection business in South Carolina in fiscal 1995. Interest expense remained relatively constant for the first three months of fiscal 1996 compared to the same three months of fiscal 1995.

The Company's effective income tax rate, including both federal and state taxes, was 15% for the three months ending September 30, 1994 with no tax provision recorded in the current year. The lack of a current year tax provision and an effective tax rate less than the federal and state statutory rates in the prior year are primarily due to a valuation allowance recorded reducing the current and prior year tax benefit of net operating loss carryforwards due to a lack of certainty of realization of these loss carryforwards in future years as a result of recently reported operating losses.

As a result of factors discussed above, earnings of less than $.01 per share were recognized for the three months ended September 30, 1995 as compared to a loss of $193,000 or $.04 per share for the three months ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, current liabilities of $4,424,000 exceeded current assets of $3,312,000 which includes cash and cash equivalents of $1,113,000. The Company reduced its outstanding long term debt by $379,000 and obtained $875,000 of working capital through private placements of the Company's equity securities. A significant portion of working capital was expended during the period including $764,000 for development of landfill sites, and $76,000 for the purchase of operating equipment.

On September 26, 1995, the Company entered into a four-year secured term loan with First Fidelity Bank, N.A. ("FFB") which provided for borrowings of $1,350,000 bearing an interest rate of 7.03% secured by a first lien security interest in the equipment and vehicles of the Company. The agreement contains certain affirmative and negative covenants and requires the maintenance of certain levels of tangible net worth and the maintenance of certain working capital and debt coverage ratios. A portion of the funds ($900,000) were utilized to refinance the remaining balance of the $3,000,000 refinancing term loan with Philadelphia National Bank ("PNB"). The remaining funds under the loan ($450,000) were disbursed to the Company in October, 1995 to be utilized for working capital needs. The Company continues to maintain $1,500,000 secured working capital and letter of credit revolving credit facility with PNB. The secured revolving credit facility at November 1, 1995 had outstanding cash draws of $350,000 and $971,000 in outstanding performance letters of credit. The PNB credit facility provides for interest at prime plus 1/4% and is secured by first mortgage liens on the South Carolina landfill and a security interest on accounts receivable. The credit facility, as amended, contains warranties and financial covenants similar to those contained in the FFB agreement.

The Company has experienced liquidity problems due to its lack of revenues with the Company currently operating only the special waste hauling operation, the South Carolina landfill, and the West Virginia landfill at approximately 63% of its allowable monthly capacity during the first quarter of fiscal 1996. The Kentucky and Illinois landfills remain in the permit development stage as described below. This lack of revenues and the development status situation in Kentucky and Illinois, among other factors described above, have led to operating losses with a continued need to invest in additional transportation equipment, landfill permitting and development costs, disposal space cell construction, and closure costs. The Company has currently addressed such issues, in the absence of significant long-term bank financing arrangements, primarily by private placements of its equity securities with net proceeds of $300,000 from sales of common stock in June 1995, and $875,000 in the quarter ending September 30, 1995.

The Company's operations to date have required substantial amounts of working capital and the Company expects to expend substantial funds to support the expansion of its disposal and transportation operations. The Company expects capital expenditures of approximately $650,000 in the remainder of fiscal 1996 to complete construction and create additional disposal space at the Company's West Virginia landfill, further the permits at Kentucky and Illinois, and acquire necessary landfill and transportation equipment. Significant capital reserves would be required to construct initial disposal space at the Company's Kentucky landfill and the Illinois landfill should the permits be received at these two facilities during fiscal 1996 as anticipated. The Company currently does not have such necessary capital reserves; however, it believes that with the receipt of the Kentucky and/or Illinois permit, it will be able to raise additional funds to meet its working capital requirements through either additional equity or debt placements. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. However, management currently believes that funds available from operations, the recently completed equity financing, and other sources described below will be sufficient to fund operations currently in effect through fiscal 1996.

The Company will have financial obligations related to closure and post-closure monitoring and maintenance of these currently permitted and operating landfills. While the exact amount of future closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's three landfills will be approximately $5,108,000, of which $1,293,000 has been accrued as of September 30, 1995. The Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $27,000 - $120,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $10,000 per year for 30 years after closure at the Company's industrial landfill site. The Company has accrued $694,000 for post-closure obligations as of September 30, 1995, representing approximately 18% of the present value of such future cash outlays. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky and West Virginia disposal facilities. Bonds outstanding at September 30, 1995, total $1,321,607 and $314,571, as closure and post-closure financial assurance, respectively, for the Company's Kentucky landfill and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit of $626,000 and trust fund deposits of $104,134. Additionally, the Company has on deposit $191,885 as financial assurance for landfill closure and post-closure for the closed disposal area at its West Virginia disposal facility. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company anticipates that the West Virginia bonding requirements will substantially increase as the State's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3,000,000 for closure and $3,600,000 for post-closure monitoring and care. Additional collateral requirements will be imposed upon the Company which will affect profitability of the Company. The Company anticipates providing financial assurance incrementally over the life of the facility as disposal cells are constructed and certified for acceptance of waste. Additionally, the Company anticipates that prior to issuance of its Kentucky expansion permit, additional closure and post-closure financial assurance mechanisms will be required. The amounts are estimated at $3,300,000 for closure and $300,000 for post-closure. Proposed changes to the current Kentucky post-closure financial assurance regulations are pending and the post-closure requirements could increase to $3,000,000. Under the current financial assurance program, incremental posting of financial assurance over the life of the facility as disposal cells are constructed and certified for acceptance of waste is allowed. The Company's inability to obtain necessary bonds or letters of credit in sufficient amounts or at acceptable rates would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits.

The Company has finalized a management agreement to manage a proposed municipal solid waste landfill in Illinois. The landfill has received local approval, and an application to the State for permit approval was submitted in November 1994, and is in the final stages of permit review. A state permit would be expected to be granted during the 1995 calendar year with construction and operation expected to occur during 1996. The Company has incurred and capitalized legal, engineering, and other permitting costs totalling $292,000 through September 30, 1995. Construction cost, closure and post-closure costs will be comparable with those of the Company's West Virginia and Kentucky landfills previously described. Although the Company believes that the permit will be obtained, there can be no assurance that the permit will be received and the Company will be able to successfully develop the landfill.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Current Reports on Form 8-K or 8-K/A:

          1. The Company filed a report on Form 8-K, dated August 24, 1995, under Item 5, to report the sale of 675,000 shares of its common stock and warrants to purchase 525,000 shares of common stock to seven accredited investors.

          2. In August 1995, the Company filed a report on Form 8-K/A amendment No.1, dated June 19, 1995, under item 5, to report the additional sale of 100,000 shares of common stock to two accredited investors.

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


DATE:   November 10, 1995