Form 10-Q
period 1995-12-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1996-02-14
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1995
                          COMMISSION FILE NO. 0-16102

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of February 9, 1996     4,084,004  Shares of Common Stock

                           1,591,201  Shares of Class A Common Stock

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   Form 10-Q

                        Quarter Ended December 31, 1995

                                     INDEX

                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets - December 31, 1995
   and June 30, 1995                                                1-2

  Consolidated Statements of Operations for the three
     months ended December 31, 1995 and 1994                        3

  Consolidated Statements of Operations for the six
     months ended December 31, 1995 and 1994                        4

  Consolidated Statement of Stockholders' Equity
     for the six months ended December 31, 1995                     5

  Consolidated Statements of Cash Flows for the
   six months ended December 31, 1995 and 1994                      6-7

  Note to Consolidated Financial Statements                         8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations              9-14

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                          15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets

                                                 DECEMBER 31,        JUNE 30,
                                                     1995              1995
                                                 -----------         --------
                                                 (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                        $ 837,120        $  566,771
 Accounts receivable, less allowance for
  doubtful accounts of $413,896
  and $454,695                                    1,447,141         1,381,469
 Deferred income taxes                              168,186           168,186
 Tax refund receivable                               73,467           152,871
 Prepaid expenses and other current assets          601,148           769,987
                                                   --------           -------
Total current assets                              3,127,062         3,039,284

Property and equipment:
 Land                                               148,852           148,852
 Landfill Sites                                  12,138,281        10,804,589
 Buildings and leasehold improvements             1,467,341         1,446,640
 Vehicles                                         1,691,085         1,658,513
 Machinery and equipment                          3,510,946         3,512,070
 Furniture and fixtures                             644,191           639,075
                                                 ----------        ----------
Total property and equipment                     19,600,696        18,209,739
Accumulated depreciation and amortization         7,477,764         6,829,458
                                                 ----------        ----------
                                                 12,122,932        11,380,281


Noncurrent assets of discontinued operations        514,360           517,659
Intangible assets, net of $3,132,889 and
 $3,057,468 accumulated amortization                378,029           453,450
Other assets, including $446,746 and
 $544,597 of restricted cash on deposit
 for landfill closure and insurance bonding         525,615           618,274
                                                 ----------        ----------


Total assets                                    $16,667,998       $16,008,948
                                                ===========       ===========

                                                 DECEMBER 31,        JUNE 30,
                                                     1995              1995
                                                 -----------         --------
                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
 Short-term borrowings                           $  350,000        $  350,000
 Accounts payable                                 1,673,165         1,686,861
 Accrued expenses                                   646,735           743,584
 Note payable to shareholder/officer                     -             42,457
 Income taxes payable                                55,832            59,506
 Current portion of accrued landfill
  closure and other environmental costs             870,000           870,000
 Current portion of long-term debt                  648,954           766,240
                                                 ----------        ----------
Total current liabilities                         4,244,686         4,518,648

Deferred income taxes                               240,538           240,538
Long-term debt                                    1,907,886         1,782,715
Accrued landfill closure and other
 environmental costs                              1,148,450         1,082,246


Stockholders' equity:
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued and outstanding shares -
    4,103,104 and 3,168,104                          41,031            31,681
 Class A common stock (convertible to
   common stock), $.01 par value:
  Authorized shares - 10,000,000
  Issued shares - 1,591,201                          15,912            15,912
 Additional paid-in capital                       8,590,378         7,672,228
 Retained earnings                                  555,376           741,239
                                                 ----------        ----------
                                                  9,202,697         8,461,060
 Less treasury stock at cost -  39,100
  common shares                                      76,259            76,259
                                                 ----------        ----------
Total stockholders' equity                        9,126,438         8,384,801
                                                 ----------        ----------

Total liabilities and stockholders' equity      $16,667,998       $16,008,948
                                                ===========       ===========

See accompanying note.

                     Eastern Environmental Services, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                      1995              1994
                                                   ----------        ----------
Revenues                                         $ 1,912,493        $2,046,955
Cost of revenues                                   1,492,643         1,670,473
                                                 ------------       -----------
Gross profit                                         419,850           376,482

Selling, general and administrative expenses         625,031           712,767
                                                 ------------       -----------
Operating loss                                      (205,181)         (336,285)

Interest expense                                     (27,815)          (54,960)
Other income                                          43,942            35,903
                                                 ------------       -----------
Loss before income taxes                            (189,054)         (355,342)

Income tax benefit                                        -            155,000
                                                 ------------       -----------

Net loss                                         $  (189,054)       $ (200,342)
                                                 ============       ===========


Loss per share                                         $(.03)           $ (.05)
                                                 ============       ===========

Weighted average number of shares
 outstanding                                       5,649,227         4,390,205
                                                 ============       ===========

See accompanying note.

                     Eastern Environmental Services, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                      1995              1994
                                                   ----------        ----------
Revenues                                         $ 4,182,786        $4,517,790
Cost of revenues                                   3,142,486         3,713,843
                                                 ------------       -----------
Gross profit                                       1,040,300           803,947

Selling, general and administrative expenses       1,240,043         1,456,050
                                                 ------------       -----------
Operating loss                                      (199,743)         (652,103)

Interest expense                                     (72,797)         (106,362)
Other income                                          86,677           175,242
                                                 ------------       -----------
Loss before income taxes                            (185,863)         (583,223)

Income tax benefit                                        -            190,000
                                                 ------------       -----------

Net loss                                         $  (185,863)       $ (393,223)
                                                 ============       ===========


Loss per share                                         $(.03)            $(.09)
                                                 ============       ===========

Weighted average number of shares
 outstanding                                       5,392,216         4,390,205
                                                 ============       ===========

See accompanying note.

                     Eastern Environmental Services, Inc.

                Consolidated Statement of Stockholders' Equity

                                  (Unaudited)

                                 CLASS A   ADDITIONAL
                        COMMON    COMMON     PAID-IN    RETAINED      TREASURY
                         STOCK    STOCK      CAPITAL    EARNINGS        STOCK          TOTAL
                        ------   -------    ---------   --------       -------         -----
Balance at
 June 30, 1995         $31,681   $15,912   $7,672,228   $741,239     $(76,259)    $8,384,801

Exercise of
 common stock
 options                   600        -        51,900         -            -          52,500

Issuance of
 common stock            8,750        -       866,250         -            -         875,000

Net loss                    -         -            -    (185,863)          -        (185,863)
                         -----     -----       ------   ---------       ------      ---------

Balance at
 December 31, 1995     $41,031   $15,912   $8,590,378   $555,376     $(76,259)    $9,126,438
                       =======   =======   ==========   =========    =========    ==========

See accompanying note.

                     Eastern Environmental Services, Inc.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                       SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                      1995              1994
                                                   ----------        ----------
OPERATING ACTIVITIES
Net loss                                          $ (185,863)        $(393,223)
Adjustments to reconcile loss to net
 cash provided by operating activities:
  Depreciation and amortization                      764,881         1,048,904
  Provision for losses on receivables                 15,000                -
  Landfill closure costs                              66,204           162,889
  Deferred income taxes                                   -           (170,000)
  (Gain) loss on sale of property and equipment       (3,719)            2,664
  Changes in operating assets and liabilities:
   Accounts receivable                               (80,672)          317,097
   Tax refund receivable                              79,404            24,660
   Prepaid expenses                                  330,641           241,151
   Other assets                                       (5,192)         (190,576)
   Accounts payable                                  (13,696)         (553,479)
   Accrued expenses                                  (96,849)         (110,866)
   Income taxes payable                               (3,674)          (12,751)
                                                    ---------        ----------
Net cash provided by operating activities            866,465           366,470

Cash provided by
 discontinued operations                                  -             21,239

See accompanying note.

                     Eastern Environmental Services, Inc.

                                  (Unaudited)

                                                       SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                      1995              1994
                                                   ----------        ----------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment          10,600            13,940
Development of landfill sites                     (1,333,694)         (565,596)
Purchase of property and equipment                   (80,499)         (225,061)
Landfill closure and insurance bonding deposits       97,851           (14,540)
Payments received on notes receivable                     -            189,099
                                                     --------        ----------
Net cash used in investing activities             (1,305,742)         (602,158)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
 and long-term debt                                1,350,000           525,000
Payments on revolving line of credit
 and long-term debt                               (1,525,417)         (510,329)
Net (payments) borrowings on note payable
 to shareholder/officer                              (42,457)           50,000
Proceeds from issuance of common stock               927,500                -
                                                     --------           -------
Net cash provided by financing
 activities                                          709,626            64,671

Net increase (decrease) in cash
 and cash equivalents                                270,349          (149,778)
Cash and cash equivalents at beginning
 of period                                           566,771           785,749
                                                    ---------         ---------
Cash and cash equivalents at end
 of period                                         $ 837,120         $ 635,917
                                                   ==========        ==========

See accompanying note.

                     Eastern Environmental Services, Inc.

                   Note to Consolidated Financial Statements

                                  (Unaudited)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Eastern Environmental Services, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following table presents, for the periods indicated, the percentage that each item in the Consolidated Statements of Operations bears to total revenues.

                                       Six Months Ended
                                          December 31,
                                  ----------------------------

                                      1995              1994
                                    --------          --------
Revenues.......................       100.0             100.0

Cost of revenues...............        75.1              82.2
                                    --------          --------

Gross profit...................        24.9              17.8
Selling, general and
 administrative expenses.......        29.6              32.2
                                    --------          --------

Operating loss.................        (4.7)            (14.4)

Other income...................         0.3               1.5
                                    --------          --------

Loss before income taxes.......        (4.4)            (12.9)

Income tax benefit.............          -                4.2
                                    --------          --------

Net loss.......................        (4.4)             (8.7)

Depreciation and amortization
  included in above costs......        18.3              23.2

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1994

Revenue decreased 7.4% or $335,000 from $4,518,000 for the six months ended December 31, 1994 to $4,183,000 for the six months ended December 31, 1995. The most significant factor effecting the decrease in revenues was the closure at June 30, 1995 of the Company's collection operation in Beaufort County, South Carolina which resulted in a decrease in revenues of $382,000. Revenues increased $225,000 and $30,000 in the first six months of fiscal 1996 within the Company's long-haul transportation operations and the Company's West Virginia landfill, respectively. These increases were partially offset by a decrease in revenues of $100,000 or 10.2% at the Company's South Carolina landfill. The Company also experienced a decrease in revenues at the Company's Kentucky landfill of $125,000 or 34.6%. Additionally, revenues overall continue to be depressed as the Company has only recently received a permit from the State of Illinois to develop a landfill and the expansion area at the Company's Kentucky landfill remains in the permit development stage. See Liquidity and Capital Resources section below for further discussion of capital requirements to develop these sites. The increase in revenues in the Company's long-haul transportation operations reflects an increase in hauling capacity through employment of additional vehicles and increased involvement in hauling soils and contaminated construction and demolition debris. The increase in revenues at the Company's West Virginia facility included a 10.9% increase in municipal solid waste (MSW) revenues, and a greater than 100% increase in construction and demolition debris and other industrial waste streams offset partially by a 47.3% decline in asbestos volumes (consistent with the Company's strategy of reducing the acceptance of less profitable waste streams). The increase in MSW revenues in West Virginia reflects the continuing increase in availability of MSW as certain private and municipally owned landfills continue to close as a result of the inability to comply with the federal Subtitle D regulations and state regulations requiring more sophisticated liner systems along with the Company's marketing of MSW waste through transfer station operations. Despite the decrease in total revenues of 10.2% at the South Carolina landfill, a sizable increase in disposal revenue of 8.0% occurred, offset by decreased subcontracted hauling services. The increase in disposal revenues in South Carolina is a reflection of increased marketing efforts; penetration in the local construction and demolition debris market assisted by the landfill based roll-off operation; and improved sales integration with the Company's long-haul transportation operations. At the Kentucky landfill, the Company ceased placing waste in the disposal area and commenced operations of a newly permitted transfer station as of July 1, 1995. The transfer station attempts to assure that the municipal solid waste disposal needs of the local communities served under the Company's ten year waste disposal franchise will continue to be satisfied on a monthly basis until the expansion permit can be secured and the first disposal cell constructed in the proposed expansion area. The Company has operated the transfer station at a revenue level of approximately $40,000 per month, which will continue to result in operating losses at this facility until either an adequate rate increase is granted for this transfer station or the expansion permit is obtained and operations return to profitability.

Cost of revenues for the six months ending December 31, 1995 decreased from the same period in fiscal 1995 by approximately $571,000 or 15.4% to $3,142,000. Cost of revenues as a percent of revenues decreased from 82% in fiscal 1995 to 75% in fiscal 1996. The percentage decrease was due primarily to a decrease in the cost of leachate management recognized at the Company's West Virginia landfill due to an increase in waste placed on the liner system and reduction in rainfall; a decrease in labor costs at the West Virginia landfill with the reduction in asbestos handling and increase in MSW volumes; and cost efficiencies of increased integration of the South Carolina landfill with the Company's long-haul transportation company. These positive developments were partially offset by relatively fixed operating costs with current average waste acceptances of approximately 62% of allowable waste acceptance volume at the Company's West Virginia landfill in the first six months of fiscal 1996; further decreases in volume at the Company's Kentucky landfill with the current operations of a transfer station only partially offset by reduction in daily operating costs; and increased waste disposal costs to non-affiliated landfills to increase logistic efficiencies at the Company's long-haul transportation company.

Selling, general and administrative expenses ("SG&A") decreased $216,000 or 14.8% from $1,456,000 in the first six months of fiscal 1995 to $1,240,000 in the first six months of fiscal 1996. SG&A expenses as a percent of revenues decreased from 32% in fiscal 1995 to 30% in fiscal 1996. SG&A expenses include substantially all corporate overhead costs including the costs relating to the accounting, finance, legal and engineering departments as well as the SG&A costs specifically attributed to the landfill and waste hauling operations. The decrease in SG&A costs reflects continued reduced salary and related benefit costs at the corporate level and other overhead costs associated with the Company's continuing cost containment program.

Other income decreased $89,000 for the six months ended December 31, 1995 compared to the same six months of fiscal 1995 as a result of a gain on the sales of certain assets of the Company's local waste collection business in South Carolina recorded in fiscal 1995. Interest expense decreased by $34,000 resulting from a minimal reduction in average borrowing rates and an increase in capitalized interest costs relating to construction of disposal sites of $31,000.

The Company's effective income tax rate, including both federal and state taxes, was 33% for the six months ended December 31, 1995 with no tax benefit recorded in the current year. The lack of a current year tax benefit and an effective tax rate less than the federal and state statutory rates in the prior year are primarily due to a valuation allowance recorded reducing the current and prior year tax benefit of net operating loss carryforwards due to a lack of certainty of realization of these loss carryforwards in future years as a result of recently reported operating losses.

As a result of factors discussed above, a loss of $186,000 or $.03 per share was recognized for the six months ended December 31, 1995 as compared to a loss of $393,000 or $.09 per share for the six months ended December 31, 1994.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994.

Results of operations for the three months ended December 31, 1995 compared to the three months ended December 31, 1994, reflects a decrease in net sales of $134,000, and a decrease in net losses of $11,000 or $.02 per share. These changes were attributable to the same factors discussed previously with respect to the six month periods ended December 31, 1995, and December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, current liabilities of $4,245,000 exceeded current assets of $3,127,000 which includes cash and cash equivalents of $837,000. The Company obtained $875,000 of working capital through private placements of the Company's equity securities in the first quarter of fiscal 1996. A significant portion of working capital was expended during the first half of fiscal year 1996 including $1,334,000 for development of landfill sites, and $80,000 for the purchase of operating equipment.

On September 26, 1995, the Company entered into a four-year secured term loan with First Fidelity Bank, N.A. ("FFB") which provided for borrowings of $1,350,000 bearing an interest rate of 7.03% secured by a first lien security interest in the equipment and vehicles of the Company. The agreement contains certain affirmative and negative covenants and requires the maintenance of certain levels of tangible net worth and the maintenance of certain working capital and debt coverage ratios. A portion of the funds ($900,000) were utilized to refinance the remaining balance of the $3,000,000 refinancing term loan with Philadelphia National Bank ("PNB"). The remaining funds under the loan ($450,000) were disbursed to the Company in October, 1995 and utilized for working capital needs. The Company continues to maintain $1,500,000 secured working capital and letter of credit revolving credit facility with PNB. The secured revolving credit facility at February 9, 1996 had outstanding cash draws of $313,000 and $921,000 in outstanding performance letters of credit. The PNB credit facility provides for interest at prime plus 1/4% and is secured by first mortgage liens on the South Carolina landfill and a security interest on accounts receivable. The credit facility, as amended, contains warranties and financial covenants similar to those contained in the FFB agreement.

The Company has experienced liquidity problems due to its lack of revenues with the Company currently operating only the special waste hauling operation, the South Carolina landfill, and the West Virginia landfill at approximately 62% of its allowable monthly capacity during the first six months of fiscal 1996. Aside from these operations, the Company has only recently received a permit from the State of Illinois to develop a landfill, and the expansion area at the Company's Kentucky landfill remains in the permit development stage. This lack of revenues and the development status situation in Kentucky and Illinois, among other factors described above, have led to operating losses with a continued need to invest in additional transportation equipment, landfill permitting and development costs, and disposal space cell construction. The Company has currently addressed such issues, in the absence of significant long-term bank financing arrangements, primarily by private placements of its equity securities with net proceeds of $300,000 from sales of common stock in June 1995, and $875,000 in the quarter ending September 30, 1995.

The Company's operations to date have required substantial amounts of working capital and the Company expects to expend substantial funds to support the expansion of its disposal and transportation operations. The Company expects capital expenditures of approximately $375,000 in the remainder of fiscal 1996 to further the permits at Kentucky, and acquire necessary landfill and transportation equipment. Significant capital reserves will be required to construct initial disposal space at the Company's Illinois landfill for which the Company recently received a development permit. Likewise, capital reserves would be required to construct initial disposal space at the Company's Kentucky landfill should the permit be received at this facility during fiscal 1996 as anticipated. The Company currently does not have such necessary capital reserves; however the Company is actively working with several parties to raise additional funds to meet its capital expansion and working capital requirements through either bank financing or additional equity or debt placements, which may include the sale of an equity interest in individual landfill sites. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. However, management currently believes that funds available from operations, the recently completed equity financing, and other sources described below will be sufficient to fund operations in effect through fiscal 1996.

The Company will have financial obligations related to closure and post-closure monitoring and maintenance of these currently permitted and operating landfills. While the exact amount of future closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's three landfills will be approximately $5,108,000, of which $1,325,000 has been accrued as of December 31, 1995. The Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $27,000 - $120,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $10,000 per year for 30 years after closure at the Company's industrial landfill site. The Company has accrued $694,000 for post-closure obligations as of December 31, 1995, representing approximately 18% of the present value of such future cash outlays. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky and West Virginia disposal facilities. Bonds outstanding at December 31, 1995, total $1,321,607 and $314,571, as closure and post-closure financial assurance, respectively, for the Company's Kentucky landfill and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit of $626,000 and trust fund deposits of $104,134. Additionally, the Company has on deposit $193,421 as financial assurance for landfill closure and post-closure for the closed disposal area at its West Virginia disposal facility. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company anticipates that the West Virginia bonding requirements will substantially increase as the State's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3,000,000 for closure and $3,600,000 for post-closure monitoring and care. Additional collateral requirements will be imposed upon the Company which will affect profitability of the Company. The Company anticipates providing financial assurance incrementally over the life of the facility as disposal cells are constructed and certified for acceptance of waste. Additionally, the Company anticipates that prior to issuance of its Kentucky expansion permit, additional closure and post-closure financial assurance mechanisms will be required. The amounts are estimated at $3,300,000 for closure and $300,000 for post-closure. Proposed changes to the current Kentucky post-closure financial assurance regulations are pending and the post-closure requirements could increase to $3,000,000. Under the current financial assurance program, incremental posting of financial assurance over the life of the facility as disposal cells are constructed and certified for acceptance of waste is allowed. The Company's inability to obtain necessary bonds or letters of credit in sufficient amounts or at acceptable rates would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits.

The Company recently received a development permit from the Illinois Environmental Protection Agency approving development of a new municipal and non-hazardous special waste landfill in Illinois. The landfill consists of 42 acres and approximately 5,700,000 cubic yards of airspace. The Company has the right to operate the landfill under a management agreement in exchange for the payment of a royalty to the landfill's owner of record. The Company has an option to purchase the landfill within the next forty years for consideration consisting of nominal cash and a continuing royalty. The Company has incurred and capitalized legal, engineering, and other permitting costs totalling $300,000 through December 31, 1995. Construction cost, closure and post-closure costs will be comparable with those of the Company's West Virginia landfill previously described.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            NONE

     (b)    Reports on Form 8-K:

            NONE



               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                 EASTERN ENVIRONMENTAL SERVICES, INC.


                 BY:/s/ William C. Skuba
                    -----------------------------
                 William C. Skuba
                 Chairman


                 BY:/s/ Gregory M. Krzemien
                    -----------------------------
                 Gregory M. Krzemien
                 Chief Financial Officer


DATE:  February 13, 1996