Form 10-Q
period 1996-03-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1996-05-09
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1996
                          COMMISSION FILE NO. 0-16102

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of May 6, 1996     4,199,004  Shares of Common Stock

                      1,591,201  Shares of Class A Common Stock

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   Form 10-Q

                         Quarter Ended March 31, 1996



                                     INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - March 31, 1996
     and June 30, 1995                                                      1-2

   Consolidated Statements of Operations for the three
       months ended March 31, 1996 and 1995                                 3

   Consolidated Statements of Operations for the nine
       months ended March 31, 1996 and 1995                                 4

   Consolidated Statement of Stockholders' Equity
       for the nine months ended March 31, 1996                             5

   Consolidated Statements of Cash Flows for the
     nine months ended March 31, 1996 and 1995                              6-7

   Notes to Consolidated Financial Statements                               8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9-14

PART II - OTHER INFORMATION

Item 5 - Other Information                                                  15

Item 6 - Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets

                                                            MARCH 31,              JUNE 30,
                                                              1996                   1995
                                                           ----------              --------
                                                           (unaudited)
Assets
Current assets:
  Cash and cash equivalents                               $   596,633           $   566,771
  Accounts receivable, less allowance for
    doubtful accounts of $430,505
    and $454,695                                            1,181,347             1,381,469
  Deferred income taxes                                       168,186               168,186
  Tax refund receivable                                        73,467               152,871
  Prepaid expenses and other current assets                   776,612               769,987
                                                             --------               -------
Total current assets                                        2,796,245             3,039,284

Property and equipment:
  Land                                                        148,852               148,852
  Landfill Sites                                           12,429,185            10,804,589
  Buildings and leasehold improvements                      1,474,933             1,446,640
  Vehicles                                                  1,714,277             1,658,513
  Machinery and equipment                                   3,505,508             3,512,070
  Furniture and fixtures                                      650,505               639,075
                                                           ----------            ----------
Total property and equipment                               19,923,260            18,209,739
Accumulated depreciation and amortization                   7,784,932             6,829,458
                                                           ----------            ----------
                                                           12,138,328            11,380,281


Assets of discontinued operations                             514,631               517,659
Intangible assets, net of $3,167,773 and
  $3,057,468 accumulated amortization                         343,145               453,450
Other assets, including $398,576 and
  $544,597 of restricted cash on deposit
  for landfill closure and insurance bonding                  459,891               618,274
                                                           ----------            ----------

Total assets                                              $16,252,240           $16,008,948
                                                          ===========           ===========

                                                 March 31,               June 30,
                                                   1996                    1995
                                                ----------               --------
                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                       $   275,000             $   350,000
  Accounts payable                              1,674,702               1,686,861
  Accrued expenses                                587,355                 743,584
  Note payable to shareholder/officer                  -                   42,457
  Income taxes payable                             55,782                  59,506
  Current portion of accrued landfill
    closure and other environmental costs         870,000                 870,000
  Current portion of long-term debt               820,371                 766,240
                                               ----------              ----------
Total current liabilities                       4,283,210               4,518,648

Deferred income taxes                             240,538                 240,538
Long-term debt                                  1,789,398               1,782,715
Accrued landfill closure and other
  environmental costs                           1,175,763               1,082,246


Stockholders' equity:
  Common stock, $.01 par value:
   Authorized shares - 20,000,000
   Issued and outstanding shares -
     4,123,104 and 3,168,104                       41,231                  31,681
  Class A common stock (convertible to
     common stock), $.01 par value:
   Authorized shares - 10,000,000
   Issued shares - 1,591,201                       15,912                  15,912
   Additional paid-in capital                   8,524,502               7,672,228
   Retained earnings                              257,945                 741,239
                                             ------------             -----------
                                                8,839,590               8,461,060
   Less treasury stock at cost -  39,100
     common shares                                 76,259                  76,259
                                               ----------              ----------
Total stockholders' equity                      8,763,331               8,384,801
                                             ------------             -----------

Total liabilities and stockholders' equity    $16,252,240             $16,008,948
                                             ============             ===========

See accompanying notes.

                     Eastern Environmental Services, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   --------------------------------
                                                     1996                   1995
                                                  ---------               ---------
Revenues                                        $1,531,180              $2,106,708
Cost of revenues                                 1,200,324               1,676,322
                                                -----------             -----------
Gross profit                                       330,856                 430,386

Selling, general and administrative expenses       635,252                 749,558
Operating loss                                    (304,396)               (319,172)

Interest expense                                   (37,644)                (61,549)
Other income                                        44,609                  51,838
                                                -----------             -----------
Loss before income taxes                          (297,431)               (328,883)

Income tax benefit                                      -                   56,000
                                                -----------             -----------
Net loss                                        $ (297,431)             $ (272,883)
                                                ===========             ===========
Loss per share                                       $(.06)                $  (.06)
                                                ===========             ===========
Weighted average number of shares
outstanding                                      5,672,128               4,390,205
                                                ===========             ===========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                 ---------------------------------------
                                                     1996                        1995
                                                    ------                      ------
Revenues                                         $5,713,966                  $6,624,498
Cost of revenues                                  4,342,810                   5,390,165
                                                 -----------                 -----------
Gross profit                                      1,371,156                   1,234,333

Selling, general and administrative expenses      1,875,295                   2,205,608
                                                 -----------                 -----------
Operating loss                                     (504,139)                   (971,275)

Interest expense                                   (110,441)                   (167,911)
Other income                                        131,286                     227,080
                                                 -----------                 -----------
Loss before income taxes                           (483,294)                   (912,106)

Income tax benefit                                       -                      246,000
                                                 -----------                 -----------

Net loss                                         $ (483,294)                 $ (666,106)
                                                 ===========                 ===========

Loss per share                                        $(.09)                      $(.15)
                                                 ===========                 ===========
Weighted average number of shares
 outstanding                                      5,484,841                   4,390,205
                                                 ===========                 ===========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                Consolidated Statement of Stockholders' Equity

                                  (Unaudited)



                                               CLASS A        ADDITIONAL
                                 COMMON        COMMON          PAID-IN         RETAINED       TREASURY
                                 STOCK          STOCK          CAPITAL         EARNINGS        STOCK            TOTAL
                                -------        -------        ----------       --------       --------          -----
Balance at
  June 30, 1995                 $31,681        $15,912        $7,672,228       $ 741,239      $(76,259)    $8,384,801

Exercise of
  common stock
  options                           800              -            69,200               -             -         70,000

Proceeds from sale
  of 875,000 shares of
  common stock, less
  issuance expenses of
  $83,176                         8,750              -           783,074               -             -        791,824

Net loss                              -              -                 -        (483,294)            -       (483,294)
                                  -----          -----           -------        ---------      ---------     ---------
Balance at
    March 31, 1996              $41,231        $15,912        $8,524,502       $ 257,945       $(76,259)    $8,763,331
                                =======        =======        ==========       ==========      =========    ==========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                       1996                1995
                                                     --------            --------

OPERATING ACTIVITIES
Net loss                                            $ (483,294)        $ (666,106)
Adjustments to reconcile loss to net
  cash provided by operating activities:
    Depreciation and amortization                    1,121,238          1,525,389
    Provision for losses on receivables                 46,000             20,000
    Landfill closure costs                              68,517            225,619
    Deferred income taxes                                   -            (214,000)
    Gain on sale of property and equipment             (10,694)              (686)
    Changes in operating assets and liabilities:
      Accounts receivable                              154,122            320,507
      Tax refund receivable                             79,404             12,660
      Prepaid expenses                                 428,564            420,326
      Other assets                                      12,362           (229,971)
      Accounts payable                                 (12,159)          (441,013)
      Accrued expenses                                (131,229)          (178,100)
      Income taxes payable                              (3,724)           (15,815)
                                                    ----------           --------
Net cash provided by operating activities            1,269,107            778,810

Cash provided by
  discontinued operations                                    -             16,440

See accompanying notes.

                     Eastern Environmental Services, Inc.

                                  (Unaudited)

                                                          NINE MONTHS ENDED
                                                              MARCH 31,
                                                    -------------------------------
                                                        1996              1995
                                                       ------            ------
INVESTING ACTIVITIES
Proceeds from sale of property and equipment            25,876              27,740
Development of landfill sites                       (1,624,597)           (875,131)
Purchase of property and equipment                    (135,037)           (315,042)
Landfill closure and insurance bonding deposits        146,021             (14,337)
Payments received on notes receivable                       -              189,592
                                                     ----------          ----------
Net cash used in investing activities               (1,587,737)           (987,178)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
 and long-term debt                                  1,350,000             525,000
Payments on revolving line of credit
 and long-term debt                                 (1,820,875)           (784,206)
Net (payments) borrowings on note payable
 to shareholder/officer                                (42,457)             42,457
Net proceeds from issuance of common stock             861,824                  -
                                                     ----------          ----------
Net cash provided by (used in) financing
  activities                                           348,492            (216,749)

Net increase (decrease) in cash
  and cash equivalents                                  29,862            (408,677)
Cash and cash equivalents at beginning
 of period                                             566,771             785,749
                                                     ----------          ----------
Cash and cash equivalents at end
 of period                                         $   596,633           $ 377,072
                                                   ============          ==========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Eastern Environmental Services, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results of operations for the interim periods presented. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

2.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's accounting for closure and post-closure obligations; amortization of landfill development costs; and estimates of reserves such as the allowance for doubtful accounts receivable.

3.  NEW ACCOUNTING STANDARDS

In December 1994, the Accounting Standards Executive Committee of the AICPA (AcSEC) issued Statement of Position ("SOP") 94-6, "Disclosure of Significant Risks and Uncertainties", which requires disclosures related to the Company's nature of operations, significant estimates included in the preparation of financial statements, and current vulnerability due to certain market concentrations resulting in certain risks and uncertainties in the near term. The Company will provide disclosures as required by SOP 94-6 in the June 30, 1996 notes to the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following table presents, for the periods indicated, the percentage that each item in the Consolidated Statements of Operations bears to total revenues.

                                        Nine Months Ended
                                            March 31,
                                    ------------------------

                                      1996           1995
                                    -------         --------
Revenues.......................      100.0            100.0

Cost of revenues...............       76.0             81.4
                                     ------           ------
Gross profit...................       24.0             18.6
Selling, general and
 administrative expenses.......       32.8             33.3
                                     ------           ------
Operating loss.................       (8.8)           (14.7)

Interest expense...............       (1.9)            (2.5)
Other income...................        2.3              3.4
                                     ------          -------
Loss before income taxes.......       (8.4)           (13.8)

Income tax benefit.............          -              3.7
                                     ------           ------
Net loss.......................       (8.4)           (10.1)

Depreciation and amortization
  included in above costs......       19.6             23.0

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1995

Revenue decreased 13.7% or $910,000 from $6,624,000 for the nine months ended March 31, 1995 to $5,714,000 for the nine months ended March 31, 1996. The most significant factor effecting the decrease in revenues was the closure at June 30, 1995 of the Company's unprofitable collection operation in Beaufort County, South Carolina which resulted in a decrease in revenues of $517,000 as compared to the prior year nine month period. Revenue decreases of $96,000 or 2.9% and $65,000 or 4.5% were experienced for the nine months ending March 31, 1996 at the Company's long-haul transportation operations and the Company's West Virginia landfill, respectively. The revenues at the Company's West Virginia facility and the Company's hauling operations were adversely affected by severe winter conditions in the first two months of the quarter ended March 31, 1996. The Company also experienced a decrease in revenues at the Company's Kentucky landfill and the Company's South Carolina landfill of $175,000 or 34.7% and $21,000 or 1.5%, respectively. Additionally, revenues overall continue to be depressed as the Company has only recently received a permit from the State of Illinois to develop a landfill and a draft permit from the Kentucky Natural Resources and Environmental Protection Cabinet on May 6, 1996 to construct the Kentucky landfill's expansion area. See Liquidity and Capital Resources section below for further discussion of capital requirements to develop these sites. The decrease in revenues in the Company's long-haul transportation operations as impacted by the severe weather conditions in the most recent quarter was partially offset by increased involvement in hauling soils and contaminated construction and demolition debris. Despite the overall decrease in revenues at the Company's West Virginia facility, the Company's municipal solid waste (MSW) revenues remained static, with a greater than 100% increase in construction and demolition debris and other industrial waste streams. These operating levels were offset by a 4.3% decline in asbestos volumes (consistent with the Company's strategy of reducing the acceptance of less profitable waste streams). The MSW revenue level in West Virginia reflects the continuing increase in availability of MSW as certain private and municipally owned landfills continue to close as a result of the inability to comply with the federal Subtitle D regulations and state regulations requiring more sophisticated liner systems along with the Company's marketing of MSW waste through transfer station operations. Despite the slight decrease of 1.5% of revenues at the South Carolina landfill, an increase in disposal revenue at that landfill of 11.9% occurred, offset by decreased subcontracted hauling services. The increase in disposal revenues in South Carolina is a reflection of increased marketing efforts; penetration in the local construction and demolition debris market assisted by the landfill based roll-off operation; and improved sales integration with the Company's long-haul transportation operations. At the Kentucky landfill, the Company ceased placing waste in the disposal area and commenced operations of a newly permitted transfer station as of July 1, 1995. The transfer station attempts to assure that the municipal solid waste disposal needs of the local communities served under the Company's ten year waste disposal franchise will continue to be satisfied on a monthly basis until the expansion permit can be secured and the first disposal cell constructed in the proposed expansion area. The Company has operated the transfer station at a revenue level of approximately $40,000 per month, which will continue to result in operating losses at this facility until either an adequate rate increase is granted for this transfer station or the final expansion permit is obtained and operations return to profitability.

Cost of revenues for the nine months ending March 31, 1996 decreased from the same period in fiscal 1995 by approximately $1,047,000 or 19.4% to $4,343,000. Cost of revenues as a percent of revenues decreased from 81% in fiscal 1995 to 76% in fiscal 1996. The percentage decrease was due primarily to the closure at June 30, 1995 of the Company's unprofitable hauling operations in Beaufort County, South Carolina; a decrease in labor costs at the West Virginia landfill with the reduction in asbestos handling and cost efficiencies of increased integration of the South Carolina landfill with the Company's long-haul transportation company. These positive developments were partially offset by relatively fixed operating costs with current average waste acceptances of approximately 56% of allowable waste acceptance volume at the Company's West Virginia landfill in the first nine months of fiscal 1996; further decreases in volume at the Company's Kentucky landfill with the current operations of a transfer station only partially offset by reduction in daily operating costs; and increased waste disposal costs to non-affiliated landfills to increase logistic efficiencies at the Company's long-haul transportation company.

Selling, general and administrative expenses ("SG&A") decreased $331,000 or 15% from $2,206,000 in the first nine months of fiscal 1995 to $1,875,000 in the first nine months of fiscal 1996. SG&A expenses include substantially all corporate overhead costs including the costs relating to the accounting, finance, legal and engineering departments as well as the SG&A costs specifically attributed to the landfill and waste hauling operations. The decrease in SG&A costs reflects continued reduced salary and related benefit costs at the corporate level and other overhead costs associated with the Company's continuing cost containment program.

Other income decreased $96,000 for the nine months ended March 31, 1996 compared to the same nine months of fiscal 1995 as a result of a gain on the sales of certain assets of the Company's local waste collection business in South Carolina recorded in fiscal 1995. Interest expense decreased by $57,000 resulting from a minimal reduction in average borrowing rates and an increase in capitalized interest costs relating to construction of disposal sites of $39,000.

The Company's effective income tax rate, including both federal and state taxes, was 27% for the nine months ended March 31, 1995 with no tax benefit recorded in the current year. The lack of a current year tax benefit and an effective tax rate less than the federal and state statutory rates in the prior year are primarily due to a valuation allowance recorded reducing the current and prior year tax benefit of net operating loss carryforwards due to a lack of certainty of realization of these loss carryforwards in future years as a result of recently reported operating losses.

As a result of factors discussed above, a loss of $483,294 or $.09 per share was recognized for the nine months ended March 31, 1996 as compared to a loss of $666,106 or $.15 per share for the nine months ended March 31, 1995.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.

Results of operations for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, reflect a decrease in net sales of $575,000, and an increase in net loss of $25,000. These changes were attributable to the same factors discussed previously with respect to the nine month periods ended March 31, 1996, and March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, current liabilities of $4,283,000 exceeded current assets of $2,796,000 which includes cash and cash equivalents of $597,000. The Company obtained $792,000 of working capital through private placements of the Company's equity securities in the first quarter of fiscal 1996. A significant portion of working capital was expended during the first three quarters of fiscal year 1996 including $1,625,000 for development of landfill sites, and $135,000 for the purchase of operating equipment.

On September 26, 1995, the Company entered into a four-year secured term loan with First Fidelity Bank, N.A. ("FFB") which provided for borrowings of $1,350,000 bearing an interest rate of 7.03% secured by a first lien security interest in the equipment and vehicles of the Company. The agreement contains certain affirmative and negative covenants and requires the maintenance of certain levels of tangible net worth and the maintenance of certain working capital and debt coverage ratios. A portion of the funds ($900,000) was utilized to refinance the remaining balance of the $3,000,000 refinancing term loan with Philadelphia National Bank ("PNB"). The remaining funds under the loan ($450,000) were disbursed to the Company in October 1995 and utilized for working capital needs. The Company continues to maintain $1,500,000 secured working capital and letter of credit revolving credit facility with PNB. The secured revolving credit facility at May 6, 1996 had outstanding cash draws of $250,000 and $921,000 in outstanding performance letters of credit. The PNB credit facility provides for interest at prime plus 1/4% and is secured by first mortgage liens on the South Carolina landfill and a security interest on accounts receivable. The credit facility, as amended, contains warranties and financial covenants similar to those contained in the FFB agreement. Certain financial covenants based on results of operations and financial position for the nine months ending March 31, 1996, were not achieved by the Company. Appropriate waivers were obtained from the banks.

The Company has experienced liquidity problems due to its lack of revenues with the Company currently operating only the waste hauling operation, the South Carolina landfill, and the West Virginia landfill at approximately 56% of its allowable monthly capacity during the first nine months of fiscal 1996. Aside from these operations, the Company has only recently received a permit from the State of Illinois to develop a landfill, and a draft permit from the Kentucky Natural Resources and Environmental Protection Cabinet on May 6, 1996 to construct the Kentucky landfill's expansion area. This lack of revenues and the development status situation in Kentucky and Illinois, among other factors described above, have led to operating losses with a continued need to invest in additional transportation equipment, landfill permitting and development costs, and disposal space cell construction. The Company has currently addressed such issues, in the absence of significant long-term bank financing arrangements, primarily by private placements of its equity securities with net proceeds of $300,000 from sales of common stock in June 1995, and $792,000 in the first quarter of fiscal 1996.

The Company's operations to date have required substantial amounts of working capital and the Company expects to expend substantial funds to support the expansion of its disposal and transportation operations. The Company expects capital expenditures of approximately $375,000 in the remainder of fiscal 1996 in furtherance of the final permit at Kentucky, and acquire necessary landfill and transportation equipment. Significant capital reserves will be required to construct initial disposal space at the Company's Illinois landfill for which the Company recently received a development permit. Likewise, capital reserves would be required to construct initial disposal space at the Company's Kentucky landfill should the Company receive a final permit at this facility during fiscal 1996 as anticipated. The Company currently does not have such necessary capital reserves, estimated at $5,000,000 for both landfills combined. However, the Company is actively working with several parties to raise additional funds to meet its capital expansion and working capital requirements through either bank financing or additional equity or debt placements, which may include the sale of an equity interest in individual landfill sites. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. However, management currently believes that funds provided from operations, and other sources described above will be sufficient to fund operations in effect through fiscal 1996.

The Company will have financial obligations related to closure and post-closure monitoring and maintenance of these currently permitted and operating landfills. While the exact amount of future closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's three landfills will be approximately $5,108,000, of which $1,330,000 has been accrued as of March 31, 1996. The Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $27,000 - $120,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $10,000 per year for 30 years after closure at the Company's industrial landfill site. The Company has accrued $691,000 for post-closure obligations as of March 31, 1996, representing approximately 18% of the present value of such future cash outlays. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky and West Virginia disposal facilities. Bonds outstanding at March 31, 1996, total $1,321,607 and $314,571, as closure and post-closure financial assurance, respectively, for the Company's Kentucky landfill and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit of $626,000 and trust fund deposits of $104,134. Additionally, the Company has on deposit $195,807 as financial assurance for landfill closure and post-closure for the closed disposal area at its West Virginia disposal facility. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company anticipates that the West Virginia bonding requirements will substantially increase as the State's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3,000,000 for closure and $3,600,000 for post-closure monitoring and care. Additional collateral requirements will be imposed upon the Company which will affect profitability of the Company. The Company anticipates providing financial assurance incrementally over the life of the facility as disposal cells are constructed and certified for acceptance of waste. Additionally, the Company anticipates that prior to issuance of a final Kentucky expansion permit, additional closure and post-closure financial assurance mechanisms will be required. The amounts are estimated at $3,300,000 for closure and $300,000 for post-closure. Proposed changes to the current Kentucky post-closure financial assurance regulations are pending and the post-closure requirements could increase to $3,000,000. Under the current financial assurance program, incremental posting of financial assurance over the life of the facility as disposal cells are constructed and certified for acceptance of waste is allowed. The Company's inability to obtain necessary bonds or letters of credit in sufficient amounts or at acceptable rates would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits.

The Company recently received a development permit from the Illinois Environmental Protection Agency approving development of a new municipal and non-hazardous special waste landfill in Illinois. The landfill consists of 42 acres and approximately 5,700,000 cubic yards of airspace. The Company has the right to operate the landfill under a management agreement in exchange for the payment of a royalty to the landfill's owner of record. The Company has an option to purchase the landfill within the next forty years for consideration consisting of nominal cash and a continuing royalty. The Company has incurred and capitalized legal, engineering, and other permitting costs totalling $311,000 through March 31, 1996. Construction costs, closure and post-closure costs will be comparable with those of the Company's West Virginia landfill previously described.

The Company received approval of a Host Agreement and local approval for its 42 acre expansion area at its Kentucky landfill from the local Solid Waste Management Board in December 1994 and has recently received a draft permit from the Kentucky Natural Resources and Environmental Protection Cabinet on May 6, 1996 to construct the landfill's expansion area. The draft permit is subject to a 30-day public notice period and possible adjudicatory appeal; accordingly, there can be no assurance that a final permit will be obtained. Due to the difficulty and time constraints on permitting, the Kentucky landfill did not have the expansion area in operation by July 1, 1995, the date it was required to cease accepting waste in the existing area. The Company is currently operating a permitted transfer station to continue to service the waste needs of the local host county under the Company's waste disposal franchise agreement expiring in the Year 2002. The Company recorded an accrual at June 30, 1995 of $150,000 representing the estimated operating loss relating to the Kentucky operations during fiscal 1996, the Company's estimate of time required to obtain the expansion permit and to construct the first disposal cell.

ITEM 5.  OTHER INFORMATION

     The Company today announced that William C. Skuba, the Company's Chairman, Chief Executive Officer and controlling shareholder, has entered into an agreement to sell 500,000 shares of Company common stock to a group of purchasers including George Moorehead, Louis D. Paolino, Jr., Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P.
The purchasers also intend to acquire an additional 400,000 shares of Company stock from other shareholders. In connection with the sale of Mr Skuba's stock, all of his Class A Common Stock, which carries four votes per share, would be converted into ordinary common stock, which carries one vote per share, and Mr. Skuba would resign as an officer and member of the Board of Directors. The purchasers would also acquire voting control over Mr. Skuba's 1.1 million remaining shares of Company common stock. The purchasers have indicated that they intend to appoint Mr. Paolino as President and Chief Executive Officer of the Company.

     The closing of this transaction, which is scheduled to take place within two weeks following dissemination to the Company shareholders of an information statement concerning the directors which the purchasers intend to appoint to the Board, is subject to the satisfaction of various conditions, including the replacement of the Company's existing Board. As a result, there can be no assurance that the transaction will be completed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.28 Landfill Management Agreement by and between Lawrence County Disposal Centre, Inc. ("LCDC"), Gary Simmons, individually and as sole shareholder of LCDC, Big T Disposal, Inc. ("Big T"), Sandra L. Simmons, individually and as sole shareholder of Big T, and S&S Grading of Illinois, Inc. ("S&S") dated April 20, 1995.

          10.29 Amendment dated February 29, 1996 to Severance Agreement dated August 20, 1993, by and between Eastern Environmental Services, Inc. and William C. Skuba (Pursuant to instruction 2 to Item 601 of Regulation S-K, the Amendments to the Severance Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Gregory M. Krzemien and Michael A. Fioravante).

     (b)  Reports on Form 8-K:

          NONE

            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

              EASTERN ENVIRONMENTAL SERVICES, INC.


              BY:        /s/ William C. Skuba
                         ------------------------------
                         William C. Skuba
                         Chairman


              BY:        /s/ Gregory M. Krzemien
                         ------------------------------
                         Gregory M. Krzemien
                         Chief Financial Officer


DATE: May 9, 1996