Form 10-K
period 1996-06-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1996-09-30
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1996
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

1000 Crawford Place, Suite 101, Mount Laurel, NJ 08054
 (Address of principal executive offices)     (Zip Code)

       Registrant's Telephone Number, Including Area Code: (609) 235-6009

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

[ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on September 25, 1996, was approximately $40,530,000.

There were no shares of Class A Common Stock, par value $.01 per share, of the Registrant outstanding as of September 25, 1996. The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of September 25, 1996 was 9,220,208.

                      Documents Incorporated by Reference
           Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

General

Eastern Environmental Services, Inc. ("EESI" or the "Company") is a waste services company specializing in the collection, transportation and disposal of non-hazardous residential, commercial, industrial and special waste principally in the eastern United States. The Company currently owns three landfills located in West Virginia, Kentucky and South Carolina and has the right to construct and operate a municipal solid waste landfill in Illinois under a management agreement. The Company has recently received a permit required in order to construct the Illinois landfill, and a draft permit to construct an expansion cell at its Kentucky landfill. The Company's special waste hauling operation serves the eastern United States and is a source of waste for the Company's landfills. The Company also provides roll off container services from its West Virginia and South Carolina landfills. EESI, as of June 30, 1996, has five active operating subsidiaries. The Company has a diversified customer base with no individual customer comprising more than 10% of the Company's revenue or income during fiscal 1996. The company employs approximately 112 persons. Of the Company's revenues for the fiscal year ended June 30, 1996, approximately 52% was attributable to transportation operations and approximately 48% was attributable to landfill operations.

The Company was formed as a Delaware Corporation in April 1987, began its asbestos waste hauling in 1988, and acquired its West Virginia landfill in August 1989. The Company's Kentucky landfill was acquired in July 1990 and its South Carolina landfill in November 1990. The Company also finalized a management agreement and obtained a construction permit in 1995 to develop an Illinois landfill. The Company's strategy is to expand its waste disposal, collection and waste transportation capabilities by further developing its existing landfills and hauling operations, and by acquiring and developing additional landfills, waste collection and hauling operations and other waste-related businesses with high potential for integration of services.

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

There has been a recent change in directors and management control of the Company. The Company's former Board of Directors was replaced on June 20, 1996. William C. Skuba, formerly the Company's Chairman of the Board and Chief Executive Officer, sold a portion of his holdings of the Company's Common Stock on June 20, 1996 to Louis D. Paolino, Jr.,

George O. Moorehead, The Environmental Opportunities Fund and The Environment Opportunities Fund (Cayman). Simultaneous with the sale, Mr. Paolino, Jr., Mr. Moorehead, and Kenneth Leung became the Company's directors. The President of the Company is Mr. Paolino, and the Chief Operating Officer of the Company, appointed on June 20, 1996, is Terry W. Patrick.

Eastern Environmental Services, Inc. operates in the non-hazardous solid waste segment of the waste management industry. The waste management industry has been, and continues to be, a fragmented industry with numerous local, private and municipal operators servicing relatively centralized areas. In recent years the industry has experienced significant consolidation perpetuated by increased regulation and enforcement of collection and disposal activities. Regulations governing the disposal of solid waste, which became effective in late 1993, have led to a variety of requirements applicable to landfill disposal sites, including the construction of liners and the installation of leachate collection systems, groundwater monitoring systems, and methane gas recovery systems. The regulations also required enhanced control systems to monitor the waste streams disposed of at landfills, extensive post-closure monitoring of sites, and financial assurances that landfill operators will be able to comply with the stringent regulations. The result of these regulatory requirements has been increased costs throughout the various segments of the industry, with particularly significant increases for landfill operators.

Compliance with the regulations currently in effect for the non-hazardous solid waste industry requires significant capital expenditures. Many industry participants have found the increased costs difficult, if not impossible to bear. A large number of smaller, independent operators have decided to either close down their operation or sell them to financially stronger operators. Some municipalities have chosen to discontinue, or are considering discontinuing their operations and turning the management of solid waste services over to private concerns. The increased costs associated with the new industry regulations have caused consolidation and acquisition activity within the industry.

      Strategy
      --------

The Company's overall strategy is to capitalize on the above described consolidation within the solid waste management industry. The Company's expansion strategy consists of the following key components:

    . Expanding through acquisitions of disposal and collection operations principally in the Eastern United States. The Company believes it can strengthen its position as a regional provider of integrated waste management services in large markets that are currently fragmented.

    . Increasing revenues and enhancing overall profitability through acquisitions which increase the Company's integration with the Company's existing operations. These acquisitions involve adding collection operations, transfer stations or landfills that are geographically complementary to existing operations and that allow the Company to implement operating efficiencies and increase asset utilization.

    . Increasing administrative and operating efficiencies and improve profitability in existing operations and acquired businesses. Management's goal is to realize the benefits of its acquisition strategy.

The Company's expansion plans for fiscal 1997 include the construction of the infrastructure and initial disposal space at the Kentucky landfill (subject to final permit approval) and the Illinois landfill and the acquisition of collection, hauling, and disposal operations meeting the Company's acquisition criteria. Significant acquisitions completed subsequent to June 30, 1996 or currently under agreement include the following:

Allied Environmental Services, Inc. and Affiliates.  On July 2, 1996, the
- --------------------------------------------------
Company acquired substantially all of the assets and assumed certain liabilities of Allied Environmental Services, Inc. and its affiliated corporations ("Allied") in exchange for 116,667 unregistered shares of the Company's common stock. Allied was founded in 1991 and in the business of arranging for the transportation and disposal of contaminated soils and special waste products. Allied provided its services on a nation-wide basis. The assets of Allied were acquired by a newly formed subsidiary of the Company, Allied Waste Services, Inc. Allied Waste Services, Inc. is using the assets of Allied to continue the business formerly conducted by Allied. As of September 1996, Allied Waste Services, Inc. had 13 employees of which 10 are located in a Long Island, New York office and 3 in a San Rafael, California office.

K Hydraulics, Inc. On July 27, 1996, the Company purchased certain assets of K
- ------------------
Hydraulics, Inc. ("K") in exchange for 33,333 unregistered shares of the Company's common Stock. "K" conducted a municipal solid waste collection business in Philadelphia, Pennsylvania performing principally long-haul transportation of municipal and other special waste products. The assets acquired consisted of collection accounts, seven (7) trucks and miscellaneous equipment. The assets and business acquired were consolidated into the operations of NHD, Inc., the Company's long-haul waste transportation company.

Eastern Waste of Philadelphia, Inc. Eastern Waste of Philadelphia, Inc.
- -----------------------------------
("Eastern Waste") recently acquired all of the assets of Tri-County Disposal & Recycling, Inc. ("Tri-County") and National Ecosystems, Inc. ("National"). Tri-County and National conducted municipal solid waste collection businesses in the Philadelphia, Pennsylvania area which Eastern Waste is continuing using the acquired assets. On August 1, 1996 the Company entered into an agreement ("Eastern Waste Agreement") under which the Company purchased the assets of Eastern Waste for 391,250 unregistered shares of the Company's common stock. As of August 1, 1996, Eastern Waste had fifteen (15) employees, twelve (12) roll off and rear loader trucks and over three hundred (300) containers of various sizes principally in the Philadelphia, Pennsylvania market.

Olney Sanitary System
- ---------------------
On September 17, 1996, the company purchased certain assets of Olney Sanitary System ("Olney") for $400,000 in cash. The assets were acquired by a newly formed subsidiary of the Company, Olney Sanitary System, Inc. Olney operates eight (8) rear load collection trucks with over 500 containers and has thirteen
(13) employees servicing approximately 3,500 customers in the southeast Illinois market. The waste collected by Olney will be disposed of at the Company's Illinois landfill upon construction of its initial disposal space.

The above acquisitions will be accounted for using the purchase method of accounting.


Merger. On September 27, 1996, the Company finalized a Merger Agreement for the
- -------
acquisition of all the outstanding stock of two New Jersey municipal solid waste collection companies, Super Kwik, Inc. and Waste Maintenance Services, Inc. ("Collection Companies"). The acquisition is anticipated to be accounted for using the "pooling of interest" method of accounting. The Collection Companies have been merged into a wholly owned subsidiary of the Company in exchange for 2,307,692 shares of the Company's common stock. The Company will be obligated to register the common stock.

The Collection Companies' waste collection operations are located principally in Voorhees, New Jersey and consist of over 60 collection vehicles serving more than 25,000 residential customers and 4,500 commercial customers in 9 Southern and Central New Jersey counties and Philadelphia, Pennsylvania. The Collection Companies generated in excess of $20,400,000 in gross revenues for the year ending December 31, 1995.


Landfills
- ---------

The Company owns three solid waste landfills. The landfills are located in West Virginia, Kentucky and South Carolina. The Company is also a party to a management agreement to permit, construct and operate a proposed solid waste landfill in Illinois. Information concerning the landfills is set forth in the following table.

                                    Table 1

                                 EESI Landfills
                                 --------------
                                 June 30, 1996

                                          Total                    Approximate Acreage     Approximate
                               Total     Disposal      Current             of               Expansion          Life
Location                       Acres       Acres     Capacity (1)     Expansion Area        Capacity        In Years (2)
- --------                       -----     --------    ------------  --------------------   -------------     ------------
West Virginia (3)              145          45        4,840,993            N/A                 N/A              24

Kentucky (4)                   142           0                0             42              5,600,000           20

South Carolina (5)              73          39        3,614,238            N/A                 N/A              25

Illinois (6)                    95           0        5,700,000             42                  0               20

- -----------------------


    (1) Approximate cubic yards of airspace; total yards of airspace does not represent total yards of actual waste space because daily, intermediate, and final soil cover takes up some airspace (thus reducing the airspace available for waste disposal).

    (2) Approximate figures based on existing volume limitations and anticipated operations. Life expectancy will decrease with increases in the rate of waste disposed. Figures are based on current permitted capacity at the West Virginia and South Carolina landfills, on the expansion capacity for the Kentucky landfill and expected permit capacity in Illinois.

    (3) Currently permitted to accept up to 9,999 tons per month of municipal and residential waste, construction and demolition debris, commercial and non-hazardous industrial waste, auto fluff, shredded tires, non-infectious medical waste, petroleum contaminated soil, and asbestos waste from anywhere within the continental United States and Canada.

    (4) The expansion area, if and when permitted, will be able to accept municipal, commercial and residential waste from 10 counties at any one time chosen from an 18 county area within Kentucky and portions of Tennessee within 75 miles of the facility subject to certain host county restrictions and will also be permitted to accept non-hazardous industrial and commercial waste (special waste) from specific generators on a case-by-case basis from Kentucky and states contiguous to Kentucky. The expansion area, if and when permitted, will be allowed to accept asbestos waste from anywhere in the United States during the initial three-year period; from Kentucky and states contiguous to Kentucky during years four and five and from Kentucky only in year six and the period thereafter. A draft construction permit for the expansion area was received on May 6, 1996, and is currently under appeal. There can be no assurance that the expansion area approval will be obtained. See "- Kentucky" below.

    (5) Currently permitted to accept up to 122,400 in-place cubic yards per year of asbestos, construction and demolition debris, plastic, fiberglass, trees, limbs, cardboard, paper and tires from anywhere within the continental United States. This site may also accept limited additional industrial and special wastes that meet certain minimum testing requirements as approved by the State on a case-by-case basis. See "-South Carolina" below.

    (6) Expected permitted capacity to accept residential, commercial, municipal, industrial and special waste. See "- Illinois" below.

West Virginia. The Company purchased its landfill in Clarksburg, West Virginia
- -------------
in August 1989. See Table 1, EESI Landfills, above for information concerning
                             --------------
permitted waste streams, acreage, current capacity, life expectancy and other data relating to the Company's West Virginia landfill.

The Company's West Virginia Subtitle D landfill is currently used for disposal of local MSW, along with asbestos from independent waste haulers, asbestos from the Company's hauling operation, construction and demolition debris, shredded tires and other special and non-hazardous industrial wastes. MSW disposal represented approximately 70%, 75% and 58% of the West Virginia landfill's volume during the years ended June 30, 1996, 1995 and 1994, respectively, while asbestos disposal represented approximately 12%, 15%, and 39% of the volume during the years ended June 30, 1996, 1995 and 1994, respectively. The Company's West Virginia landfill is divided into a separate composite lined disposal area for MSW and special waste and a clay lined disposal area for asbestos and construction and demolition debris which by design are integrally connected to provide for a consolidated operation.

The Company is required by West Virginia regulations to operate in accordance with increased regulatory constraints and requirements. The Company has developed approximately 2.7 acres of non-MSW waste area to-date and approximately 5.5 acres of MSW area. The Company plans to develop further disposal acreage as needed.

Kentucky. The Company purchased its landfill in Pulaski County, Kentucky in July
- --------
1990. See Table 1, EESI Landfills, above for information concerning permitted
                   --------------
waste streams, acreage, current capacity, expansion capacity, life expectancy and other data relating to the Company's Kentucky landfill.

Until June 30, 1995, the Company's Kentucky landfill was primarily used for disposal of local MSW and petroleum contaminated soil, and to a significantly less extent, asbestos, sludge, glass, ash and other special waste. The Company holds an exclusive disposal franchise until February, 2002 for disposal of solid waste generated within Pulaski County, Kentucky. MSW represented approximately 80% and 84% of the Kentucky landfill's total volume for the years ended June 30, 1995 and 1994, respectively prior to operating a temporary transfer station at the site.

The Kentucky landfill operated under Kentucky's "transition standards" allowing operation in the existing landfill area until June 30, 1995. As of June 30, 1995, the Company ceased placing waste in the disposal area and began operation of a transfer station. Management had made a strategic decision to limit the amount of waste accepted at its Kentucky landfill each month commencing in January 1993 in order to extend the life expectancy of the existing disposal area to June 30, 1995, which has resulted in a reduction of revenues generated at this facility to approximately 25% of previous normal operation revenue levels. This reduction in volume had a continued material adverse effect on the Company's financial performance until June 30, 1995, when the landfill ceased accepting waste. If the Company should receive State approval to build and operate the expansion area described below, the amount of waste accepted at this facility may, over time, be returned to fully operational levels as in effect prior to 1993.

The Company received local approval for its 42 acre expansion area at its Kentucky landfill from the local Solid Waste Management Board in December 1994 and has recently received a draft construction permit from the Kentucky Natural Resources and Environmental Protection Cabinet on May 6, 1996 to construct the landfill's expansion area. The draft permit is currently under an adjudicatory appeal. An Agreed Order between the Company, the Cabinet and the petitioners has been signed which will allow the Cabinet to issue a final permit.


With the landfill temporarily closed as of July 1, 1995, the Company implemented an alternative to provide for disposal of local solid waste through the use of a transfer station, through transportation and disposal with local haulers and nearby landfills. The Company ceased operating the transfer station on July 1, 1996. Commencing July 1, 1996, the Company has diverted the waste streams under the Pulaski County, Kentucky franchise agreement to a non-affiliated waste company while maintaining its franchise agreement. If the State permit is obtained, the Company will be required by Kentucky regulations to operate this expansion area in accordance with increased regulatory requirements. The Company expects to construct disposal acreage on an as needed basis. Although the Company expects to receive a State permit for the Kentucky expansion area, there can be no assurance that it will be obtained.

South Carolina. The Company purchased its landfill in Eastover (near Columbia),
- --------------
South Carolina in November 1990. See Table 1, EESI Landfills, above for
                                              --------------
information concerning permitted waste streams, acreage, capacity, life expectancy and other data relating to the Company's South Carolina landfill.

The Company received renewal of its existing permit on November 19, 1993. The Company's South Carolina landfill is primarily used for disposal of local construction and demolition debris, plastic, fiberglass, trees, limbs, tires, cardboard, paper and certain other non-hazardous industrial wastes along with asbestos from independent waste haulers and from the Company's waste hauling operation. Construction and demolition debris disposal represented 73%, 46% and 36% of the South Carolina landfill's volume during the years ended June 30, 1996, 1995, and 1994, respectively, while approximately 27%, 54% and 64%, respectively, were derived from the disposal of other special wastes. The Company is limited to accepting up to 122,400 in-place cubic yards per year of waste. The Company may seek to increase this limit from time to time, which would require local zoning and state regulatory approvals. There can be no assurance that such approvals will be obtained.

According to draft regulations which may become effective in fiscal 1997, the South Carolina facility may be required to operate in accordance with increased regulatory requirements. See "Risk Factors - Regulation".

Illinois. The Company received a final development permit on January 12, 1996,
- --------
from the Illinois Environmental Protection Agency approving development of a new municipal and non-hazardous special waste landfill in Illinois. The landfill consists of 42 acres of disposal space containing approximately 5,700,000 cubic yards of airspace.

The Company is currently in the stage of planning construction of the erected disposal cell and is expected to be operational in the second half of fiscal 1997. The Company has the right to operate the landfill under a management agreement in exchange for the payment of a royalty to the landfill's owner of record. The management agreement provides the Company the right to develop, construct and operate the municipal solid waste landfill, retaining any profits generated from operations, subject to paying the owner of the landfill a royalty based on average tonnage disposal rate achieved. The management agreement also requires the owner's local waste collection businesses and transfer stations to dispose of their waste exclusively at the landfill once it is operational, provided the landfill offers competitive pricing. The Company has an option to purchase the landfill property exercisable any time over forty years upon the payment of a nominal cash payment and a continuing royalty. The Company has incurred and capitalized legal, engineering, and other permitting costs totaling approximately $355,000 through June 30, 1996 with respect to the Illinois landfill.

Waste Hauling. The Company's special waste hauling subsidiary transports waste
- -------------
to Company-owned landfills and non-affiliated landfills. The Company formed its first hauling operation in 1988 and as of June 30, 1996 operates a fleet of approximately 280 trailers and 20 tractors that it owns, leases or operates under arrangements with independent owner/operators. The Company offers roll-off container service (industrial dumpsters) and has satellite trucking terminals at two of the Company's landfills. The Company is expanding its operations to include the hauling of other special wastes, including shredded and lead contaminated construction and demolition debris. In many states, hauling of these wastes requires special permits, which the Company has obtained or is in the process of obtaining.

Until June 30, 1995, the Company also operated a residential and commercial waste collection and portable sanitation business in Beaufort County and Jasper County, South Carolina, and Chatham County, Georgia, which it purchased in August 1992. The Company integrated certain of the assets of this business into its South Carolina landfill and sold the remainder of the operation.


Marketing and Sales.

The Company employs a sales staff. The sales staff and the general managers of each operation and the officers of the Company solicit waste for the Company's disposal and hauling operations. Potential customers are contacted through direct mailings, telemarketing, advertising in national trade journals, exhibits and participation at trade shows, personal visits, community involvement, referrals and projects listed in various construction reports. The Company has also obtained customers through recommendations and referrals from existing customers. The Company maintains a database of contractors, haulers, and commercial entities for continual solicitation of business. The Company is attempting to increase its landfill and waste hauling revenues and client base and to diversify its mix of generators and waste streams by systematically identifying potential customers.


Competition.

The solid waste industry is highly competitive and the Company believes that industry consolidation will increase competitive pressures. The Company's landfills compete with municipalities, numerous small local firms, regional firms and large national waste management companies. Although a portion of the waste transported by the Company's waste hauling operations is disposed of at the Company's landfills, the Company's landfills currently receive the majority of their revenues from non-affiliated waste generators and haulers. Competition among landfills is based primarily upon proximity of the landfill to the waste generator, price, service, condition of the landfill and permit approvals for particular wastes. Many of the Company's competitors have greater capital resources and municipalities generally have financial advantages such as tax revenues and tax exempt financing which induce public ownership of landfills in certain states. Increased competition among regional and national landfill companies and local municipalities may adversely affect the Company's profit margins in the future.

The Company's waste hauling and collection operations compete with small transporters and large volume waste hauling firms located in the northeastern, mid-Atlantic and southeastern states. Competition among waste haulers is based primarily upon price and the quality and timeliness of service. Many of the Company's competitors have greater capital resources than the Company and increased competition among regional and national waste haulers may adversely affect profit margins in the future.


Regulation.

          General
          -------

The solid waste industry is subject to extensive federal, state, and local environmental regulations pertaining to public health and the environment that affect the siting, design, construction, operation, closure and post-closure care of the Company's landfills, the availability of waste for disposal and other matters. These regulations are complex and continually evolving, and the Company will, from time to time, be required to make significant capital and operating expenditures in response to these changes. Although the Company believes it is in material compliance with current regulatory requirements, there can be no assurance that the Company will not incur liability for violations of federal, state and local environmental regulations. The Company also may be subject to actions brought by individuals or community groups in connection with the permitting, licensing or expansion of its operations, alleged violations of such permits and licenses or other matters. If any of the occurrences described above were to happen, the Company's operating results and financial condition could be adversely affected. See Item 1. "Business Permits and Licenses".

         State Law
         ---------

On October 1, 1993, the Company's West Virginia landfill received a permit to construct its expansion area. The Company completed construction and certification of the first disposal cell of the expansion area on June 30, 1994. The Company concurrently ceased accepting waste in the old landfill and commenced accepting waste in the newly permitted and constructed disposal area. The Company operates its expansion area under the more stringent federal and state requirements. The West Virginia landfill can continue to operate under its newly issued permit with renewal every five years. The Company estimates the remaining life of the newly permitted area at approximately 24 years based on anticipated operating volumes.

Current Kentucky law required the Kentucky landfill to cease operations in its existing disposal area on June 30, 1995 because this area did not meet the new required standards. As the Company continued to pursue a final state permit for the expansion area at the site, a program was implemented on June 30, 1995 to transfer and dispose of waste to an alternate location. The suspension of disposal of waste at the landfill and the operation of a transfer station had an adverse effect on the Company's operating results. The Company discontinued its transfer station operating on July 1, 1996. See ITEM 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cost of Revenues
                                                                ----------------
and Gross Profit".
- ------------------

The planned development of the Illinois landfill is expected to begin in the second half of fiscal 1997. The landfill will be operated under the more stringent federal and state requirements enacted over recent years. The capital costs to meet the federal and state requirements will be substantial and similar to those expended for the Company's West Virginia landfill in its MSW area as described below. The landfill is expected to operate for 20 years under projected operating levels.

The current expansion at the West Virginia landfill, the planned expansion at the Kentucky landfill, and the planned development of the Illinois landfill require the installation of liners, additional groundwater monitoring wells, leachate collection and treatment systems, methane gas monitoring and venting systems and other environmental protection measures. The capital costs for installation of these regulatory compliance measures and preparation of the expansion areas are substantial, although the Company will only construct portions of its expansion areas on an as-needed basis to accommodate its anticipated waste volumes. The Company has expended approximately $265,000 per acre (for compacted clay liners and excavating in the non-MSW areas) and $360,000 per acre (for compacted clay and synthetic liners and excavating in the MSW areas) in West Virginia exclusive of the overall permitting, engineering, design, legal and hydrogeological costs of permitting the site. These amounts are based on current regulations and technology and on construction costs incurred to date. The state and federal regulatory requirements affecting the planned expansions have changed frequently in the past, and material additional changes could occur. Although substantial changes are currently not expected, any such changes could result in an increase in the cost of regulatory compliance at the landfills and thereby adversely effect the Company's operating results.

The Company will also incur costs in connection with the state regulatory requirements governing closure and post-closure monitoring and maintenance of the current operating areas and future expansion areas of its landfill sites. The costs of closing current permitted operating areas of the Company's landfills if all acreage is used is estimated to be approximately $3,725,000 in West Virginia, approximately $1,250,000 in Kentucky and approximately $918,000 in South Carolina (under draft South Carolina regulations expected to become effective in fiscal 1997, as discussed below). Closure costs for the Kentucky expansion area are expected to be approximately $3,100,000. Post-closure care and monitoring obligations at both the West Virginia and Kentucky sites will add additional expenditures of $27,000 to $120,000 per year per site over the 30-year period following closure. Closure and post-closure care costs for the proposed Illinois landfill are expected to be similar to those for the West Virginia and Kentucky landfills. The Company expects post-closure care to cost $10,000 per year for the 30 years following closure at the South Carolina landfill. These amounts are only estimates based on current and proposed regulatory requirements. There can be no assurance that additional closure and post-closure requirements will not be mandated. Although substantial changes in applicable regulatory requirements are currently not expected, any such changes could result in an increase in the cost of regulatory compliance at the landfills and thereby adversely affect the Company's operating results.

In 1993, the South Carolina Department of Health and Environmental Control initiated proposed new regulations governing industrial waste landfills, which includes the Company's South Carolina facility. If passed in the proposed form, these regulations would impose additional operating, reporting and record-keeping requirements on the Company's South Carolina landfill as well as significant new closure, post-closure and design requirements. To operate after the effective date of the proposed regulations, the Company may need to upgrade the landfill's design. The type of upgrades required would depend on the type of industrial wastes the Company would choose to accept for disposal. If the Company would accept only a limited class of industrial wastes (referred to in the proposed regulations as "Class 1" wastes), the Company would only need to design and install a groundwater monitoring program. The Company believes all wastes it currently accepts at the South Carolina landfill are considered Class 1 wastes. If the Company wished to accept a broader class of industrial wastes (referred to as "Class 2" or "Class 3" wastes), it would need to install a clay liner (Class 2) or a clay and synthetic liner (Class 3) plus a leachate collection system. A Class 3 facility would also be subject to additional closure requirements and related costs. If the regulations are finalized in substantially the form proposed, the Company will determine the projected cost and benefit of being able to accept Class 1, Class 2 or Class 3 wastes, and choose the appropriate design for the facility, which may include separate disposal areas for separate classes of wastes. However, these regulations are only in draft form, and final regulations may have additional or substantially different requirements. The regulations are expected to become effective in fiscal 1997.

The rates that the Company may charge at its West Virginia landfill for the disposal of MSW are regulated by the West Virginia Public Service Commission ("PSC"). Effective June 30, 1994, the Company increased its MSW disposal rate from $22.50 per ton to $28.25 per ton (net of tonnage taxes) upon receipt of waste on its composite lined disposal area pursuant to a revised tariff with the PSC based upon a Company filed rate case.

The adoption of rate regulation of waste disposal in Kentucky, Illinois or South Carolina, or in other states in which the Company may own landfills in the future, could materially adversely affect the Company.

The Company's landfills and related waste collection operations also may be affected by the trend toward state and local laws requiring the development of waste reduction and recycling programs. For example, many states (including West Virginia, Kentucky, South Carolina, and Illinois where the Company's existing and proposed landfills are located) have enacted laws that require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some states, including South Carolina, West Virginia, Kentucky, and Illinois have adopted legislation that prohibits the disposal of yard waste, tires and other items in landfills. The development of such programs could reduce the volume of landfill waste and thereby have a material adverse effect on the Company. Additionally, the Company expects to grow by acquiring existing landfills, transfer stations, and collection operations. Although the Company conducts due diligence investigations of the past waste management practices of the businesses that it acquires, it can have no assurance that, through its investigation, it will identify all potential environmental problems or risks. As a result, the Company may have acquired, or may in the future acquire, landfills that have unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of closed facilities that had been operated by businesses acquired by the Company. The Company seeks to mitigate the foregoing risks by obtaining environmental representations and indemnities from the sellers of the businesses that it acquires. However, there can be no assurance that the Company will be able to recover on any such indemnities if an environmental liability exists.

          Federal Law
          -----------

At the Federal level, landfill owners and operators and waste haulers are subject to potential response costs and liabilities that may arise under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA among other things, imposes strict, joint and several liability on present and former owners or operators of facilities, as well as the waste generator and the transporter (if the transporter selected the facility), if a release of a hazardous substance occurs or is threatened at or from the facility. All of those persons may be subject to liability for response costs and for damages to natural resources, whether or not they are responsible for the release of a hazardous substance or have complied with all relevant laws and regulations. Asbestos is listed as a hazardous substance under CERCLA, however asbestos is not considered a hazardous waste under the Resource Conservation and Recovery Act ("RCRA") described below. In the event of a release or threat of release of hazardous substances from the Company's landfills or these other facilities, the Company could be liable to the government or third parties for response costs or natural resource damages under CERCLA. Under the authority of CERCLA and its regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment.

Liability under CERCLA is not intentional disposal of "hazardous wastes," as defined under RCRA. It can be founded upon the release or threatened release, even as a result of lawful, unintentional, and non-negligent action. Consequently, if there is a release or threatened release of hazardous substances into the environment from a site currently or previously owned or operated by the Company, the Company could be liable under CERCLA for the cost of removing such hazardous substances at the site, remediation of impacted soil or groundwater, and for damages to natural resources, even if those substances were deposited at the Company's facilities before the Company acquired or operated them. The costs of a CERCLA cleanup can be very substantial. Given the current absence of environmental impairment liability insurance by the Company, a finding of such liability could have a material adverse impact on the Company's business and financial condition.

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

Subtitle D regulations, which became effective in late 1993, mandate the following for MSW landfills: groundwater monitoring to detect contamination; corrective action to clean up contamination; methane gas monitoring and controls; natural and synthetic liners; leachate collection systems; final cover systems; restrictions on landfilling of liquids; restrictions on locating landfills; site specific plans for closure and post-closure; financial responsibility mechanisms for closure, post-closure, and groundwater corrective action; a 30-year post-closure responsibility period; and a program to detect and prevent disposal of RCRA hazardous waste and PCBs.

The EPA may enforce the Subtitle D regulations if it determines that a state has not adopted an adequate permit program to ensure compliance with EPA's Subtitle D standards. Many states, including West Virginia, Kentucky, and Illinois have already adopted regulations that the Company believes meet or exceed the requirements of the Subtitle D regulations in most respects. Kentucky, Illinois and West Virginia regulations have already been completely or partially certified by EPA. The Company believes it is in compliance with these regulations.

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

The Federal Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including landfills, into streams or other surface waters. Whenever pollutants from the Company's landfills may be discharged into surface waters through a point source (e.g. a drainage channel, ditch, pipe or similar conveyance), this act requires the Company to apply for and obtain discharge permits, conduct periodic sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges via treatment or management practices. This act may regulate the discharge of materials as varied as the constituents of storm water runoff or landfill leachate released to surface water channels. The Federal Clean Water Act provides civil, criminal, and administrative penalties for violations of its provision. In most states, implementation of this program is delegated by the federal government to the state. In Kentucky, the Company has received a state permit governing its surface water discharge. The Company has received a NPDES (National Pollution Discharge Elimination System) permit for its newly permitted and constructed West Virginia expansion area governing surface water discharges. In addition, the City of Fairmont and the Grant-Union Public Service District in West Virginia have received permit approval to allow disposal of leachate from the West Virginia landfill. The City of Jamestown in Kentucky accepts leachate from the Kentucky landfill. In South Carolina, the Company is regulated for storm water discharge under the state's General Permit for Storm Water Discharges Associated with Industrial Activity. The Company has been issued a Notice of Coverage under a General NPDES permit for its Illinois operation to allow storm water discharges from the proposed landfill activity.

The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere and has been construed by the EPA to apply to the operation of landfills. Asbestos is considered to be a hazardous air pollutant under the Clean Air Act. When the Company's landfills accept asbestos-containing waste, they also are governed by federal EPA regulations promulgated pursuant to the Clean Air Act. These regulations require that there be no visible emissions to the outside air from the disposal site or that the asbestos-containing material be covered daily (or if the site is continuously operated, at least once every 24 hours). Further, unless a natural barrier adequately deters access by the general public, warning signs and fencing must be installed or the asbestos waste must be covered daily. In an effort to track asbestos waste, federal regulations require active asbestos waste disposal sites to record the location of all asbestos waste and retain waste shipment records for at least two years. In addition to federal regulation, many states and localities have programs for approving and licensing asbestos disposal sites. The Company believes it is in compliance with these regulations.

In 1991, the EPA proposed guidelines for new source performance standards regulating the emission of air pollutants from solid waste landfills. The regulations, as revised, are expected to be finalized in early 1997. If the proposed regulations are adopted by the EPA, they must be implemented by the states. These guidelines, combined with the new permitting programs established under the 1990 Clean Air Act Amendments, will likely subject solid waste landfills to new permitting requirements and, in some instances, require installation of methane gas recovery systems. The Clean Air Act Amendments could also result in the imposition of strict requirements on many activities that have heretofore been largely unregulated, as well as imposing more stringent requirements on, among other activities, motor vehicle emissions. These costs are not anticipated to adversely affect the Company.

The Occupational Safety and Health Act of 1970 (the "OSHA Act") authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Several of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's operations.

       Permits and Licenses
       --------------------

The Company's landfills operate under permits which must be renewed periodically, and the Company must also obtain permits to expand its operating areas and to expand the types or sources of wastes for disposal at its landfills. Obtaining permits for expansion is expensive and time consuming and is typically subject to state and local government approval, the availability of which cannot be predicted. There can be no assurance that renewals and expansion permits will be obtained. The inability of the Company to obtain renewals of existing permits or to obtain expansion permits as needed for any of its landfill sites would have a material adverse effect on the Company's business and financial condition.

The Company's permit in West Virginia allows the landfill to accept up to 9,999 tons per month of MSW, construction and demolition debris, commercial and non-hazardous industrial and special waste, shredded tires, petroleum contaminated soil and non-infectious medical waste from anywhere within the continental United States and Canada. Increasing the permitted monthly tonnage would require reclassification of the landfill from a Class B to a Class A landfill, which would also increase the level of local control over the landfill. The West Virginia permit expires in October 1998 and must be renewed every five years.

The Company received approval of a Host Agreement and local approval for its 42 acre expansion area at its Kentucky landfill from the local Solid Waste Management Board in December 1994 and has recently received a draft construction permit from the Kentucky Natural Resources and Environmental Protection Cabinet on May 6, 1996 to construct the landfill's expansion area. The draft permit is currently under adjudicatory appeal. An Agreed Order to dismiss the appeal between the Company, the Cabinet and the Petitioners is currently being drafted; however, there can be no assurance that a final permit will be obtained. Due to the difficulty and time constraints on permitting, the Kentucky landfill did not have the expansion area in operation by July 1, 1995, the date it was required to cease accepting waste in the existing area. The Company operated a permitted transfer station from July 1, 1995 to July 1, 1996 to service the waste needs of the local host county under the Company's waste disposal franchise agreement expiring in the Year 2002. The suspension of waste disposal at the Kentucky landfill and the operation of the transfer station generated a higher operating loss at the site than existed prior to the suspension of waste disposal. To reduce its operating losses, the Company on July 1, 1996 transferred its exclusive waste disposal franchise for Pulaski County, Kentucky solid waste to a waste facility of another waste company. The Company will resume disposal of Pulaski County, Kentucky solid waste under the franchise agreement which does not expire until February 2002, when and if the Company receives its final permit for the construction of its Kentucky expansion cell and has constructed the cell.

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

The Company recently received a development permit from the Illinois Environmental Protection Agency approving development of a new municipal and non-hazardous special waste landfill in Illinois. The landfill consists of 42 acres and approximately 5,700,000 cubic yards of airspace. The Company has the right to operate the landfill under a management agreement in exchange for the payment of a royalty to the landfill's owner of record. The Company has an option to purchase the landfill within the next forty years for consideration consisting of nominal cash and a continuing royalty. The Company has incurred and capitalized legal, engineering, and other permitting costs totalling approximately $355,000 through June 30, 1996. Construction costs, closure and post-closure costs will be comparable with those of the Company's West Virginia landfill previously described.

The Company's waste hauling operations holds various federal, state and local permits to transport MSW, special, and hazardous wastes.

Insurance and Bonding

The Company carries comprehensive general liability insurance for all its operations on a claims made basis with a primary limit of $1,000,000 per occurrence and an umbrella limit of $1,000,000 in the aggregate for all occurrences in the one-year policy period. The Company also carries comprehensive automobile insurance on all Company vehicles with a primary limit of $1,000,000 per occurrence, subject to a deductible of $10,000 per occurrence. The Company has employer liability coverage with a combined limit of $1,000,000. The Company does not currently maintain environmental impairment liability insurance coverage. If the Company were to incur liability for environmental or other damage, the cost could be substantial and in excess of policy limits, outside the terms of coverage, or subject to certain policy exclusions. Consequently, the Company's business or its financial condition could be materially adversely affected by an environmental claim or other claim. The Company is currently in the process of finalizing selection of new and expanded insurance coverages, including environmental impairment liability insurance, which will provide greater coverage than current insurance coverage.

The Company carries workers compensation insurance as required by law. The Company is currently self-insured through a program approved by the Pennsylvania State Workers Compensation Insurance Fund for potential workers compensation claims for Pennsylvania resident employees. The Company currently maintains a $300,000 performance bond as collateral for the program which was reduced from $500,000. The $300,000 bond at June 30, 1996 was secured by a $117,000 U.S.
Government treasury security deposit in a trust fund administered by the bonding company. An excess insurance policy for workers compensation is maintained which provides medical benefit coverage per incident in excess of $120,000, $60,000 and $50,000 in the first, second and third years, respectively, from the date of occurrence. The Company utilizes the services of an independent claims management consultant to control the cost of the self-insured program. The Company maintains workers compensation insurance through state funds for its West Virginia resident employees and its Kentucky resident employees and through a national insurance company for residents in all other states. While the level of claims and the cost of maintaining this coverage have been minimal to date, there is no assurance that future claims will not have a material adverse effect on the future profitability or financial condition of the Company.

The Company is required to post a form of financial assurance at two of its existing landfills to ensure proper closure and post-closure monitoring and maintenance. West Virginia currently requires that the Company post financial assurance of $168,000 for closure and post-closure care of up to 30 years for the closed disposal area and $214,000 for the newly permitted expansion area. The West Virginia financial assurance is secured at June 30, 1996 by certificates of deposit totalling $196,000 including accumulated earnings on the deposits for the closed disposal area and a $214,000 closure bond for the expansion area. The closure bond required no collateral. The Company anticipates that the West Virginia bonding requirements will substantially increase in 1997 when the State's solid waste program is to be fully approved by the Federal government. Financial assurance requirements for the newly permitted expansion area may increase to approximately $3,000,000 for closure and $3,600,000 for post-closure care.

Kentucky has required $1,321,607 of financial assurance for the closure of the existing permitted area of the Kentucky landfill and $314,571 for the 30-year post-closure period. The Kentucky financial assurance for closure and post-closure monitoring of the current area at June 30, 1996 is secured by payment bonds totalling $1,636,179. The closure bond of $1,321,607 is collateralized by a $626,000 irrevocable letter of credit. The post-closure bond of $314,571 is collateralized by a $119,596 U.S. Government treasury security deposit in a trust fund administered by the bonding company. Similar additional bonding requirements will be imposed to secure closure and post-closure obligations at the expansion area of the Company's Kentucky landfill.

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

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings or other aspects of operating results. Such statements are subject to a number of factors that tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the company's operations are subject to a number of uncertainties, risks and other influences, many of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

Other Factors Influencing Future Results

          Need for Additional Capital
          ---------------------------

The Company estimates that it requires approximately $5,000,000 to construct the infrastructure and initial disposal space at the Illinois and Kentucky sites, which the Company has available as a result of the completion of a $10,000,000 private offering of its stock on August 9, 1996. The Company expects additional capital expenditures of approximately $4,610,000 in fiscal 1997 for existing operations, excluding the $5,000,000 in costs to construct disposal space at the Company's Illinois and Kentucky landfills. The Company's operations to date have required substantial amounts of working capital and the Company expects to expend substantial funds to support the contiuned expansion of its disposal and transportation operations through the acquisition and integration of collection, transportation, and disposal operations. The Company's further capital requirements may be satisfied through future debt incurrences or issuances of equity securities. There can be no assurances that the Company will be successful in obtaining such additional capital.

          History of Operating Losses
          ---------------------------

The Company has experienced losses from fiscal 1992 through fiscal 1995 and reported a net loss of $0.63 per share for the year ended June 30, 1996. In recent years, the Company has incurred increases in expenses associated with meeting federal, state and local regulatory requirements affecting its business. While the Company expects to have profitable operations in the future, there can be no assurance that the Company will realize revenues and gross profits sufficient to achieve or sustain profitability on a quarterly or annual basis in the future. In the event it fails to do so, the Company's operations could be adversely affected.

          Limited Availability of Favorable Acquisitions
          ----------------------------------------------

In conjunction with the expansion of its current operations, the Company plans to expand its business operations through the acquisition of additional landfills, waste hauling operations and other waste-related businesses. The success of the Company is largely dependent on its ability to complete such acquisitions at reasonable prices, obtain and comply with applicable governmental permits and approvals and then expand and integrate newly acquired operations with the Company's existing operations. Landfills have become increasingly scarce and valuable, and intense competition for existing landfill sites could result in prices for acquisitions that may be difficult to justify or that may be beyond the Company's financial resources. Many of the Company's competitors for such acquisitions have substantially greater financial resources than the Company. Accordingly, there can be no assurance as to the number or timing of the Company's acquisitions or as to the availability of financing necessary to complete an acquisition. Should the Company be unable to make acquisitions, the Company's expansion plans and the Company's operating results could be adversely impacted.

          Dependence on Key Personnel
          ---------------------------

The Company's overall operations are dependent upon the services of its executive officers, including Mr. Paolino, its Chairman of the Board, Chief Executive Officer and President, and Mr. Patrick, its Executive Vice President and Chief Operating Officer. The loss of Mr. Paolino, Mr. Patrick or other executive officers' services could have a material adverse effect on the Company.

          Waste Reduction Programs
          ------------------------

The Company's landfills and related waste collection operations may be affected by the trend toward state and local laws requiring the development of waste reduction and recycling programs. For example, many states (including West Virginia, Kentucky, South Carolina and Illinois, where the Company's existing and proposed landfills are located) have enacted laws that require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some states, including South Carolina, West Virginia, Kentucky and Illinois have adopted legislation that prohibits the disposal of yard waste, tires and other items in landfills. The development of such programs could reduce the volume of landfill waste and thereby have a material adverse effect on the Company.

Patents, Trademarks, Licenses and Copyrights

The Company has registered its Company logo, the phrase "Experience and Technology for a Safer Environment", and the Company's symbol on the Nasdaq National Market ("EESI") with the U.S. Patent and Trademark Office as service marks.

Employees

As of September 25, 1996, the Company had 112 permanent full-time employees, of which 98 were employed in landfills and waste hauling and collection operations and 14 in corporate operations. The Company has no union contracts or collective bargaining agreements covering its employees. The Company believes that its employee relations are good.


ITEM 2.  PROPERTY AND EQUIPMENT

The Company leases administrative offices in Drums, Pennsylvania and its corporate headquarters located in Mount Laurel, New Jersey. The Drums, Pennsylvania office currently houses the administrative staff of its special waste hauling operation. The Company leases a landfill operations administrative office in West Virginia. Total rent expense paid to lease non-owned Company facilities during the year ended June 30, 1996 was $13,000.

The Company owns two facilities in Northeastern Pennsylvania which previously served as the operations building for the waste hauling company and operational headquarters of its laboratory services operation prior to their discontinuance. The Company currently leases these two facilities to unrelated parties under lease agreements. Both facilities, which are currently being marketed for sale, are held subject to a mortgage, with a balance of $670,629 at June 30, 1996. The Company recently sold the land and building it now leases in Drums, Pennsylvania to a corporation owned by William Skuba, the former President of the Company, in exchange for Mr. Skuba's assumption of a mortgage encumbering the property in the amount of $246,520, which exceeded the current appraised fair market value of the property. The Company also recently sold an office and garage facility located in Jasper County, South Carolina to William Skuba for $122,000, which the Company believes equaled or exceeded the current fair market value of the property sold.

A description of the Company's landfill properties is contained above under ITEM
1. "Business -Continuing Operations - Landfills".

ITEM 3.  LEGAL PROCEEDINGS

In February, 1995, Battle Ridge Companies ("Battle Ridge") filed a complaint against the Company and certain other defendants in the Circuit Court of Harrison County, West Virginia (No. 95-C-106) alleging that Battle Ridge is entitled to additional payment for excavation and development work performed at the Company's West Virginia landfill. The complaint sought contract damages of at least $460,000, a $100,000 project bonus, $1 million in punitive damages, as well as interest, consequential damages and attorney's fees. The Company filed a counterclaim against Battle Ridge claiming that Battle Ridge breached its contract with the Company and is required to pay liquidated and other damages to the Company. Although the Company believed that it had substantial defenses to the allegations in the complaint, it decided to settle the litigation pursuant to a settlement agreement entered into on June 24, 1996, pursuant to which the Company paid Battle Ridge $287,500 in exchange for which all claims were released.

The Company is not currently involved in any other material litigation, including material litigation arising from federal, state or local provisions that have been enacted for the purpose of protecting the environment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the trading symbol "EESI".

The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Company's Common Stock, as reported on the Nasdaq National Market System for the fiscal years ended June 30, 1996 and 1995. The sale prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


                                           HIGH          LOW
                                           ----          ---
Fiscal Year Ended June 30, 1996
       First Quarter.............          2 1/4        1 1/2
       Second Quarter............          2 1/4        1 1/2
       Third Quarter.............          1 3/4            1
       Fourth Quarter............          7 1/8        1 1/4

Fiscal Year Ended June 30, 1995
       First Quarter.............         1 7/16            1
       Second Quarter............         1 5/16          3/4
       Third Quarter.............          1 1/2          7/8
       Fourth Quarter............          1 3/4          7/8

As of September 25, 1996, the Company had 307 holders of record and approximately 1,300 beneficial owners of its Common Stock.

The Company has never paid dividends to its stockholders. The Board of Directors of the Company does not anticipate the payment of any dividends in the foreseeable future. Declaration of dividends in the future, if any, would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among other considerations. Payment of dividends is also restricted by the Company's loan agreements with its primary lenders.

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

                                                 Fiscal Years Ended June 30
                                      --------------------------------------------------
                                       1996       1995       1994       1993      1992
                                      -------    -------    ------     ------    -------
Statement of Operations Data:         (in thousands, except per share data)

 Revenues...........................  $ 7,632    $ 8,651    $ 8,481    $ 8,684   $ 7,911
 Cost of revenues...................    6,857      7,430      6,138      5,451     4,201
                                      --------   --------   --------   --------  --------
 Gross profit.......................      775      1,221      2,343      3,233     3,710

 Selling, General and
      administrative expenses.......    3,853      3,150      3,442      4,157     3,976
 Non-recurring charges..............        -          -          -      1,157         -
                                      --------   --------   --------   --------  --------

 Operating (loss) income............   (3,078)    (1,929)    (1,099)    (2,081)     (266)

 Interest expense...................     (153)      (226)       (75)      (229)     (298)
 Other (expense) income.............     (269)       365        155        123       117
                                      --------   --------   --------   --------  --------
 Loss from continuing
 operations before income taxes
 and cumulative effect of change
 in accounting for income taxes.....   (3,500)    (1,790)    (1,019)    (2,187)     (447)
                                      --------   --------   --------   --------  --------

 Income taxes (benefit).............    ( -  )      (242)      (296)      (715)       (9)
                                      -------    -------    -------    -------   -------

 Net loss from continuing
 operations before cumulative
 effect of accounting change........  $(3,500)   $(1,548)   $  (723)   $(1,472)  $  (438)
                                      ========   ========   ========   ========  ========

 Net loss from continuing
 operations before cumulative
 effect of accounting change per
 share..............................  $  (.63)   $  (.35)   $  (.17)   $  (.34)    $(.10)

 Weighted average number of shares
   outstanding......................    5,572      4,398      4,390      4,392     4,513

 Balance Sheet Data:
 Cash and cash equivalents..........  $   617    $   567    $   786    $   735   $ 2,433
 Working capital....................   (1,558)    (1,480)      (334)     2,199     5,106
 Total Assets.......................   15,565     16,009     17,468     16,792    19,115
 Short-term debt (including
   current maturities of
   Long-term debt)..................      326      1,116        947        957       723
 Long-term debt, net of
   current portion..................    2,257      1,783      1,994      2,248     2,915
 Stockholders' equity...............    6,246      8,385      9,606      9,804    12,837

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included under ITEM 14 of this Form 10-K and the Selected Consolidated Financial Information included under ITEM 6.

Introduction

The Company is a waste services company specializing in the collection, disposal and transportation of non-hazardous residential, commercial, industrial and special waste primarily in the eastern United States. New management has increased the Company's focus on growth and expansion through strategic acquisitions within the eastern United States. Management is focused on furthering the Company's transition to a solid waste management company and believes that the Company's resources will best be utilized in that capacity. The Company's goal is to expand its current disposal facilities and its long-haul transportation operations and landfill and hauling operations through acquisitions.

The Company's landfill revenues are comprised primarily of disposal fees charged directly to third parties or through the Company's hauling operations. The Company's revenues from its hauling operations consist of transportation and disposal fees from residential, commercial and industrial customers.

Cost of revenues consist primarily of direct labor and the related taxes and benefits, fuel, maintenance and repairs of equipment and facilities, subcontracted transportation and equipment rental charges, tipping fees paid to third party landfills, landfill fees and taxes, amortization of capitalized direct landfill development costs and accruals for future landfill closure and post-closure costs. Certain direct landfill development expenses are capitalized and depreciated over the estimated useful life of the site utilizing the unit of production method as air space is consumed, and include acquisition, engineering, legal, upgrading, construction, and permitting costs paid to outside parties. All indirect development expenses, such as administrative salaries and general corporate overhead are expensed in the period when incurred. At June 30, 1996, capitalized costs directly related to expansion of existing and future landfills and cell development were $2,701,000. All of these capitalized costs are included as a balance sheet line item and are discussed in
Note 1 ("Accounting Policies - Property and Equipment") of Notes to Consolidated Financial Statements. The Company periodically reviews the future realization of these capitalized project costs.

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


                                          Fiscal Years Ended June 30
                                          ---------------------------
                                           1996       1995        1994
                                          ------     ------      ------
Revenues.........................         100.0       100.0       100.0

Cost of revenues.................          89.8        85.9        72.4
                                          ------      ------      ------

Gross profit.....................          10.2        14.1        27.6
Selling, general and
  administrative expenses........          50.5        36.4        40.6
                                          ------     ------      ------

Operating loss...................         (40.3)      (22.3)      (13.0)

Other (expense) income...........         ( 5.5)        1.6         1.0
                                          ------      ------      ------

Loss before income taxes
  from continuing operations.....         (45.8)      (20.7)      (12.0)

Income taxes (benefit)...........         ( -  )       (2.8)       (3.5)
                                          ------      ------      ------
Net loss from
  continuing operations..........         (45.8)      (17.9)       (8.5)

Depreciation and amortization included
  in above costs.................          20.2        26.5        19.0

Revenues

Revenues decreased 12% from $8,651,000 in fiscal 1995 to $7,633,000 in fiscal 1996. The most significant factor affecting the decrease in revenues was the closure at June 30, 1995 of the Company's unprofitable collection operation in Beaufort County, South Carolina which resulted in a decrease in revenue of $615,000 as compared to the prior year. Additionally, revenue increases of $149,000 or 8% at the Company's West Virginia landfill were offset by declines in revenues of $67,000 or 4%, $250,000 or 37%, and $194,000 or 5%, respectively, at the Company's South Carolina landfill, Kentucky landfill, and the Company's long-haul transportation operations. No revenues have been generated by the Illinois landfill.

The decrease in the South Carolina landfill's revenues reflects an increase of 4% in disposal revenues, offset by decreased subcontracted hauling services with improved sales integration with the Company's long-haul transportation operations and continued growth in the landfill based roll-off collection operations. This disposal revenue volume growth included a 72%
increase in construction and demolition debris volumes partially offset by a 4% and 100% decrease in acceptance of asbestos and paper products, respectively, in fiscal 1996. The disposal revenue increase at this facility, especially within the construction and demolition debris waste stream, reflects an increase in marketing and sales efforts with contractors and directly with waste generators.

The Company's West Virginia landfill's revenues included a $55,000 or 4% increase in municipal solid waste (MSW) revenues, an 11% decline in asbestos revenues, and a near 100% increase in construction and demolition debris, contaminated soils, sludges and other industrial waste streams. The 4% increase in MSW relates directly to a 4% increase in volume reflective of the increase in availability of MSW as certain privately and municipally owned landfills continue to close as a result of an inability for these facilities to comply with the federal Subtitle D regulations and state regulations requiring more sophisticated liner systems and an increase in MSW disposal rates and the Company's efforts in transfer station operations. The West Virginia Public Service Commission ("PSC") approved a new tariff relating to MSW fees pursuant to a rate case filed by the Company which on July 1, 1994 allowed for an increase in the MSW rate the Company may charge from $22.50 per ton to $28.25 per ton which was consistent for fiscal 1996 and 1995. The increase in contaminated soils and sludges and other industrial waste streams is directly related to an aggressive marketing and sales campaign to attract waste streams which the landfill was not allowed to accept prior to installing the more sophisticated liner system which commenced accepting waste on July 1, 1994. Management expects continued landfill closures in its market territory during fiscal 1997.

Revenue growth at the West Virginia landfill and disposal revenue growth at the South Carolina landfill was offset by a 37% or $250,000 decline in revenues at the Company's Kentucky landfill. As a result, monthly revenues at the Company's Kentucky facility have been reduced in several incremental steps since January 1, 1993, to the fiscal 1996 level of approximately $40,000 per month. As of June 30, 1995, the Company ceased placing waste in the disposal area and commenced operations of a newly permitted transfer station. The transfer station attempted to assure that the municipal solid waste disposal needs of the local communities served under the Company's ten year waste disposal franchise would continue to be satisfied on a monthly basis until the expansion permit could be secured and the first disposal cell constructed. The Company operated the transfer station at a revenue level of approximately $40,000 per month thus assuming continued operating losses at this facility through June 30, 1996. A draft permit from the Kentucky Natural Resources and Environmental Protection Cabinet was received on May 6, 1996 to construct the Kentucky landfill's expansion area. This draft permit is currently under adjudicatory appeal. On July 1, 1996, the Company ceased operating the transfer station to minimize operating losses and in cooperation with local authorities directed the waste streams under the Pulaski Grading, Kentucky franchise agreement to a non-affiliated waste company placing the Company waste disposal franchise in abeyance until the Company receives its final permit and constructs its initial disposal cell.

Revenues from the Company's long-haul transportation operations decreased by $194,000 or 5% to $4,088,000 in 1996. The decrease in revenues in the Company's long-haul transportation operations were impacted by the severe weather conditions in the third quarter ended March 31, 1996, but partially offset by increased involvement in hauling soils and lead contaminated construction and demolition debris which typically carries a more favorable profit margin than other waste hauling services. The Company generated revenues of $514,000 in hauling and disposal of lead contaminated construction and demolition debris as compared to $97,000 in the prior year. Management is currently focusing on temporarily utilizing non-affiliated landfills for disposal of waste as management focuses on acquisitions of additional disposal facilities which geographically compliment the Company's long-haul transportation markets and on hauling certain freight commodities to minimize empty miles, increase market share, gross revenues and overall profitability.

Total revenues increased $170,000 or 2% from 1994 to 1995. This overall increase was the result of increased revenues of $309,000 or 21% at the Company's South Carolina landfill offset by declines in revenues of $27,000 or 1%, $446,000 or 39%, and $290,000 or 6%, respectively, at the Company's West Virginia landfill, Kentucky landfill, and the Company's hauling operations. The noted increases in South Carolina were directly related to improved sales and marketing efforts. The decrease in revenues at the Company's Kentucky landfill was directly related to the self-imposed volume limitations discussed above.

Cost of Revenues and Gross Profit

Cost of revenues in fiscal 1996 decreased from fiscal 1995 by approximately $573,000 or 8% to $6,857,000. Cost of revenues as a percent of revenues increased from 86% in 1995 to 90% in 1996. This increase is largely the result of several unusual charges including an additional operating charge of $900,000 to accrue for certain closure and post-closure monitoring costs relating to the Kentucky landfill (see further discussions below.) Excluding the above-noted unusual items in fiscal 1996 and the below-noted unusual items in fiscal 1995, cost of revenues as a percent of revenues decreased from 81% in 1995 to 78% in 1996. This percentage decrease was due primarily to the closure at June 30, 1995 of the Company's unprofitable hauling operations in Beaufort County, South Carolina; a decrease in labor costs at the West Virginia landfill with the reduction in asbestos handling and cost efficiencies of increased integration of the South Carolina landfill with the Company's long-haul transportation company. These positive developments were partially offset by relatively fixed operating costs with current average waste acceptances of approximately 63% of allowable waste acceptance volume in fiscal 1996 and increased leachate management costs due to the severe weather in the third quarter at the Company's West Virginia landfill. Increased waste disposal costs to non-affiliated landfills were also incurred to increase logistic efficiencies at the Company's long-haul transportation company. During fiscal 1995, the Board of Directors of the Company made a decision to exit the Beaufort County, South Carolina local waste collection business as a result of limited integration with the Company's landfill and continued operating losses resulting from significant competitive pressures. This business was sold in fiscal 1995 through several asset sale transactions with certain assets transferred to the Company's South Carolina landfill. These negative developments were only partially offset by continued favorable growth in profit margins at the Company's South Carolina landfill due to the increased landfill revenues and volume at that facility.

Provisions for total closure and post-closure monitoring costs at all landfills, excluding the $900,000 adjustment noted above, were $106,000 and $282,000 for 1996 and 1995, respectively. The reduction in costs from 1995 to 1996 was principally the result of an overall decrease in waste volume in 1996 with closure of the Company's Kentucky landfill partially offset by an increase in volume at the Company's South Carolina and West Virginia landfills in fiscal 1996.

Cost of revenues increased $1,292,000 or 21% from 1994 to 1995 and increased as a percent of revenues from 72% to 86% from 1994 to 1995. The increases in 1993 and 1994 in cost of revenues were the result of lower margins due to continuing increased competition; the higher recognition of closure and post-closure costs for the Company's landfills; the result of the significant self imposed decrease in volume at the Company's Kentucky landfill with fairly static daily operating costs; and the less favorable impact of the growth within the Company's hauling operations which provides less lucrative operating margins than landfill operations.

Selling, General and Administrative Expenses ("SG&A")

Selling, general and administrative expenses increased $703,000 or 22% from $3,150,000 in 1995 to $3,853,000 in 1996. SG&A expenses as a percent of revenues increased from 36% in 1995 to 51% in 1996. SG&A expenses include substantially all corporate overhead costs including the costs relating to the accounting, finance, legal and engineering departments as well as the SG&A costs specifically attributed to the landfill and waste hauling operations. This increase in SG&A costs contain approximately $879,000 of unusual costs incurred in connection with the Company's change in control, a write-off of $70,000 of deferred costs relating to certain acquisitions no longer being pursued by the Company, and a $133,000 increase in certain contingency reserves. (See Unusual Operating Costs below) Excluding these unusual costs in fiscal 1996 and certain unusual costs in fiscal 1995, SG&A expenses remain relatively stable as a percent of revenues with a slight decrease from 35% in 1995 and 33% in 1996 as a result of the Company's on-going cost-containment programs. The Company also experienced an increase in bonding and banking fees relating to providing financial assurance for closure and post closure costs for the Company's landfills.

SG&A expenses decreased $292,000 or 8% from $3,442,000 in 1994 to $3,150,000 in
1995. This decrease resulted primarily from an approximate 23% reduction in corporate administrative salaries as part of the Company's continuing cost containment programs in all divisions.

Unusual Operating Costs

Unusual costs of approximately $2,692,000 were included in fiscal 1996 results of operations. A charge of $900,000 to cost of revenues to accrue for certain closure and post-closure monitoring costs was recorded for the Kentucky landfill as a valuation allowance for possible impairment of this asset as the Company is working on finalizing the draft permit which is currently being adjudicated. Additionally, charges totalling approximately $879,000 were charged to SG&A expenses relating to the change in control of the Company. Of the $879,000 charge, $672,000 relates to recorded severance costs, $97,000 reflects management's estimate of various transition costs in moving the Company's corporate offices, and $110,000 relates to certain legal and other professional costs incurred in completing the transaction. Additionally, management refined its estimates of necessary reserves against past due receivables, outstanding contingencies, and deferred acquisition costs, and increased such reserves by $221,000, $133,000, and $70,000, respectively. Finally, management made a decision to replace certain of its equipment utilized in the landfill and hauling operations as well as selling certain real estate previously used in operations and currently being leased to unrelated parties. A charge of $489,000 was recorded to other expense to write down these assets held for sale to estimated net realizable value.

Unusual operating costs of $532,000 were included in fiscal 1995 results of operations. A total charge to cost of revenues of $339,000 relates to the Company's cessation of waste acceptance at the Kentucky landfill on June 30, 1995, and the Company's decision to simultaneously permit and operate a waste transfer facility to continue to service the waste needs of the local host county under the waste disposal franchise agreement previously awarded to the Company expiring in the year 2002. Of the $339,000 of unusual operating costs, $150,000 reflects the Company's estimate of operating losses at the Kentucky facility through fiscal 1996, while the first disposal cell is constructed following the anticipated approval of the expansion permit, and $189,000 reflects a noncash charge to write-off remaining capitalized costs relating to a disposal cell closed on June 30, 1995. Additionally, a charge of $78,000 was recorded in the fourth quarter of fiscal 1995 to reduce the remaining net assets of the Company's waste collection business located in Beaufort County, South Carolina, to their estimated net realizable value at June 30, 1995. The $78,000 charge includes a write-down of $58,000 for certain operating assets, receivables, and supplies inventory and the establishment of a reserve at June 30, 1995, for anticipated operating loss on final divestiture of assets of $20,000. During fiscal 1995, the Board of Directors of the Company made a strategic decision to exit the local hauling business in Beaufort County as a result of limited integration with the Company's landfill operation and continued operating losses resulting from significant competitive pressures. The majority of the operating assets of this business were sold in fiscal 1995 through several asset sale transactions. Finally, the Company refined its estimate of necessary reserves against past due receivables resulting in a charge to operations of $118,000.

Interest Expense

Interest expense decreased 32% or $73,000 to $153,000 from 1995 to 1996 and increased $151,000 to $226,000 from 1994 to 1995. The decrease during 1996 resulted from a slight reduction in average borrowing rates and an increase in capitalized interest costs relating to construction of the disposal cell at the Company's West Virginia landfill and finalization of permitting work at the Company's Kentucky landfill. The increase during 1995 resulted from a slight increase in interest rates and a reduction in the amount of interest expense capitalized in fiscal 1995. Interest expense capitalized was $84,000, $48,000 and $139,000 in fiscal 1996, 1995 and 1994, respectively. Additionally, total debt outstanding decreased by $316,000 from June 30, 1995 to June 30, 1996.

Other (Expense) Income

Other expenses in fiscal 1996 of $269,000 as compared to other income of $366,000 in 1995 is largely the result of the $489,000 charge to write down certain assets held for sale as noted above.


Other income increased $210,000 in fiscal 1995 compared to fiscal 1994 largely as a result of recognition of a gain on the sale of certain assets of the Company's local waste collection business in South Carolina and the recording of additional consideration earned as part of the sale of the Company's asbestos abatement and laboratory testing operations.

Income Taxes

The Company's effective income tax rate, including both federal and state taxes, was 13% for fiscal 1995 with no tax benefit recorded in the current year. The effective tax rate for the prior year is less than the federal and state statutory rates primarily due to a valuation allowance recorded reducing the current and prior year tax benefit of net operating loss carryforwards due to a lack of certainty of realization of these loss carryforwards in future years as a result of recent historic reported operating losses.

Liquidity and Capital Resources

At June 30, 1996, current liabilities of $4,529,000 exceeded current assets of $ 2,971,000, which includes cash and cash equivalents of $617,000. The Company recorded a $316,000 net reduction in short and long term debt, realized $1,362,000 of net proceeds from the issuance of common stock, and increased accounts payable and accrued expenses by $844,000 largely as a result of accrued costs relating to the Company's change in control. A significant portion of working capital expended during the period, approximately $2,092,000, was used to fund the acquisition of property and equipment, including $1,869,000 related to the permitting and development of landfill space and $223,000 for the purchase of operating equipment.

The Company's operations to date have required substantial amounts of working capital and the Company expects to expend substantial funds to support the expansion of its disposal and transportation operations. Significant working capital will be required to construct initial disposal space at the Company's Illinois landfill for which the Company recently received a development permit. Likewise, capital will be required to construct initial disposal space at the Company's Kentucky landfill should the Company receive a final permit at this facility during fiscal 1997 as anticipated. The Company has currently addressed this capital need through completion of a private placement of the Company's stock on August 9, 1996 in which the Company issued 2,500,000 shares of its common stock at $4 per share pursuant to stock subscription agreements with various accredited investors. Net proceeds, after deducting agent fees and related costs, were $9,350,000. The Company also issued 125,000 shares of its common stock at $4.00 per share to Bank of America at substantially the same terms as the August 9, 1996 private placement. The shares sold in the private placement and to Bank of America are not registered, and registration rights do not require registration of the shares for two years. Finally, the company completed the merger with Super Kwik, Inc. and Waste Maintenance Services, Inc. of September 27, 1996 which is anticipated to have a positive impact on cash flow and liquidity in fiscal 1997.

In September 1995, the Company entered into a four-year secured term loan with First Union National Bank ("First Union") which provided for borrowings of $1,350,000. A portion of the funds ($900,000) was utilized to refinance the remaining balance of the $3,000,000 refinancing term loan with CoreStates Bank, N.A. ("CoreStates"). The remaining funds under the loan ($450,000) were disbursed to the Company in October 1995 and utilized for working capital needs. The Company maintained a $1,500,000 secured working capital and letter of credit revolving credit facility with CoreStates.

On September 25, 1996 the Company consumated a new revolving credit facility with two major banks, the First National Bank of Boston and Bank of America to provide for borrowings up to $30,000,000 for repayment of certain debt, funding of acquisitions, and to provide for up to $10,000,000 in standby letters of credit. On the date of closing, a portion of this facility was utilized to refinance the remaining balance of the First Union term loan and the CoreStates revolving credit facility. At the Company's option, the interest rate on any loan under the revolving credit facility will be based on an adjusted prime rate or Eurodollar rate, as defined in the agreement. The facility matures three years from the anniversary date of its closing. The revolving credit facility, among other conditions, requires the payment of a 3/8 of 1% commitment fee on the unused balance, payable in arrears, and provides for certain restrictions on the ability of the Company, to incur borrowings, sell assets, or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios, leverage ratios and profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

The Company will have material financial obligations related to closure and post-closure costs at its landfills. While the exact amount of these future obligations cannot be determined, the Company estimates that the costs for final closure of the currently permitted areas at the West Virginia and Kentucky landfills, if all acreage is used, will be approximately $4,643,000, of which $ 1,807,000 has been accrued as of June 30, 1996. The Company estimates that the costs of post-closure monitoring of groundwater, methane gas and other required procedures for the currently permitted areas will approximate $27,000 to $120,000 per year for 30 years after closure at each of its Kentucky and West Virginia sites. As of June 30, 1996, the Company has accrued $1,006,000 for post-closure obligations representing 20% of the present value of such future estimated cash outlay. The Company recognizes these costs either on the unit-of production method based on consumed airspace as the landfills are filled or as a function of time, depending on the circumstances under which the permitted landfill is permitted to operate. The Company recently initiated the accrual of closure and post-closure costs for its South Carolina landfill on a similar basis as for its other landfills as a result of recently proposed State regulations. Closure and post-closure costs are estimated at $465,000 and $10,000 per year for 30 years, respectively. As of June 30, 1996, the Company has accrued $79,000 and $66,000 for closure and post-closure, respectively. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky and West Virginia disposal facilities. Bonds outstanding at June 30, 1996, total $1,321,608 and $314,572, as closure and post-closure financial assurance, respectively, for the Company's Kentucky landfill and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit of $626,000 and trust fund deposits of $119,596. Additionally, the Company has on deposit $196,429 as financial assurance for landfill closure and post-closure for the closed disposal area at its West Virginia disposal facility. The trust fund and the certificates of deposit are restricted from current operations and are included within other non-current assets. The Company anticipates that the West Virginia bonding requirements will substantially increase as the State's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3,000,000 for closure and $3,600,000 for post-closure monitoring and care. Additional collateral requirements will be imposed upon the Company which will affect profitability of the Company. The Company anticipates providing financial assurance incrementally over the life of the facility as disposal cells are constructed and certified for acceptance of waste. Additionally, the Company anticipates that prior to issuance of its Kentucky expansion permit, additional closure and post-closure financial assurance mechanisms will be required. The amounts are approximated at $3,300,000 for closure and $300,000 for post-closure. Proposed changes to the current Kentucky post-closure financial assurance regulations are pending and the post-closure requirements could increase to $3,000,000. Under the current financial assurance program, incremental posting of financial assurance over the life of the facility as disposal cells are constructed and certified for acceptance of waste is allowed. The Company's inability to continue to obtain bonds or letters of credit in sufficient amounts or at acceptable rates would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits.

Inflation, Seasonality and Prevailing Economic Conditions

Inflation has not had a significant impact on the Company's operations to date. Since the Company has few long-term fixed price contracts, the Company believes it should be able to continue to pass through to its customers most cost increases resulting from inflation.

The level of renovation, construction and demolition activity affects the Company's operations and is typically higher in the spring and summer months. The Company's municipal solid waste operations are less influenced by seasonality and these operations have grown as a percentage of the Company's business during 1995 and 1996. As the Company expands and its waste streams continue to diversify, the Company expects the seasonality of its revenues to diminish.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements are included in Part IV, ITEM 14. of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers appearing in the sections entitled "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting of stockholders ("Proxy Statement") is incorporated herein by this reference.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

 (a) Financial Statement Schedule:

The Financial Statement Schedule listed in the accompanying Index to Financial Statement Schedule on page F-1 is filed as part of this Annual Report on Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and; therefore, have been omitted.

 (b) Current Reports on Form 8-K:

     1. The Company filed a report on Form 8-K, dated June 21, 1996, under
Item 1, to report a change in control of the Registrant.

     2. The Company filed a report on Form 8-K, dated July 2, 1996, under Item 2, to report the acquisition of substantially all of the assets of Allied Environmental Services, Inc., and Allied Environmental Services West, Inc.

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

* 10.19 Agreement Not to Compete among Advanced Analytical Laboratories, Inc., GCI Environmental Advisory, Inc. and the Company dated October 22, 1993 (Exhibit 2 to the 1993 Form 8-K).

* 10.20 Commercial Lease between Advanced Analytical Laboratories, Inc. and GCI Environmental Advisory, Inc. dated October 22, 1993 (Exhibit 3 to the 1993 Form 8-K).

* 10.21 Purchase Agreement among PDG, Inc., Eastern Environmental Services of the Northeast, Inc. and Eastern Environmental Services of the Southeast, Inc. dated December 29, 1993 (Exhibit 1 to the Company's Current Report on Form 8-K dated January 31, 1994 (the "1994
         Form 8-K")).

* 10.22 Agreement Not to Compete among PDG, Inc., Eastern Environmental Services of the Northeast, Inc. and Eastern Environmental Services of the Southeast, Inc. dated January 31, 1994 (Exhibit 2 to the 1994 Form 8-K).

* 10.24 Mortgage and Note agreement dated November 18, 1994, between the Company, its subsidiary, WRN Properties, Inc. and First Federal Savings and Loan Association of Hazleton. (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K")).

* 10.25 Sixth Amendment to Loan Documents dated September 26, 1995, between the Company, its subsidiaries and CoreStates Bank, N.A. (Exhibit 10.25 to the "1995 Form 10-K")

* 10.26 Indemnification Agreement dated April 18, 1995 between Eastern Environmental Services, Inc. and William C. Skuba (Pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Gregory M. Krzemien, Michael A. Fioravante, Timothy W. Sweeney, Stephen C. Stamos, Jr., and Robert J. Powell). (Exhibit 10.26 to the "1995 Form 10-K").

* 10.27 Term Loan Agreement dated September 26, 1995, between the Company, its subsidiaries and First Fidelity Bank, N.A. (Exhibit 10.27 to the "1995 Form 10-K").

* 10.28 Landfill Management Agreement by and between Lawrence County Disposal Centre, Inc. ("LCDC"), Gary Simmons, individually and as sole shareholder of LCDC, Big T Disposal, Inc. ("Big T"), Sandra F. Simmons, individually and as sole shareholder of Big T, and S&S Grading of Illinois, Inc. ("S&S") dated April 20, 1995. (Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1996 (the "March 1996 Form 10-Q")).

* 10.29 Amendment dated February 29, 1996 to Severance Agreement dated August 20, 1993, by and between Eastern Environmental Services, Inc. and William C. Skuba (Pursuant to instruction 2 to Item 601 of
         Regulation S-K, the Amendments to the Severance Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Gregory M. Krzemien and Michael A. Fioravante). (Exhibit 10.29 to the "March 1996 Form 10-Q").

* 10.30 Severance Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 21, 1996, (the "June 1996 Form 8-K")).

* 10.31 Consulting Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit 10.2 to the June 1996 Form 8-K).

* 10.32 Registration Rights Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit 10.3 to the June 1996 Form 8-K).

* 10.33 Agreement for the sale and purchase assets dated June 27, 1996 between Allied Waste Services, Inc. and Global Spill Management, Inc., Allied Environmental Services, Inc., Allied Environmental Services West, Inc., Stuart H. Berry and Alan Hershkowitz. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 1996).

  10.34 Employment Agreement between the Company and Louis D. Paolino, Jr., dated June 20, 1996.

  10.35 Employment Agreement between the Company and Terry Patrick dated June 20, 1996.

  10.36 Employment Agreement between the Company and Robert M. Kramer dated June 20, 1996.

  10.37 Employment Agreement between the Company and Gregory Krzemien dated June 26, 1996.

  10.38  1996 Stock Option Plan.

  21     Subsidiaries of the Company.

  23     Consent of Ernst & Young LLP.

- ---------------------


*  Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


       EASTERN ENVIRONMENTAL SERVICES, INC.


       By: /s/ Louis D. Paolino, Jr.
           ----------------------------
           Louis D. Paolino, Jr.
           Chairman of the Board,
           Chief Executive Officer,
           and President

DATED the 27 day of September, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                                   Title                          Date
- ----                                   -----                          ----

/s/ Louis D. Paolino, Jr.       Chairman of the Board,               9/27/96
- -----------------------------   Chief Executive Officer,
Louis D. Paolino, Jr.           and President



/s/ Terry W. Patrick            Chief Operating Officer,             9/27/96
- -----------------------------   Executive Vice President
Terry W. Patrick


/s/ Robert M. Kramer            Secretary, Vice-President, and       9/27/96
- -----------------------------   General Counsel
Robert M. Kramer


/s/ Gregory M. Krzemien         Chief Financial Officer              9/27/96
- -----------------------------   and Treasurer
Gregory M. Krzemien

/s/ Michael P. Nameth           Chief Accounting Officer             9/27/96
- -----------------------------
Michael P. Nameth



/s/ George O. Moorehead         Director                             9/27/96
- -----------------------------
George O. Moorehead


/s/ Kenneth C. Leung            Director                             9/27/96
- -----------------------------
Kenneth C. Leung

                                 EXHIBIT INDEX



Sequentially
Exhibit
No.


 10.34 Employment Agreement between the Company and Louis D. Paolino, Jr., dated June 20, 1996.

 10.35 Employment Agreement between the Company and Terry Patrick dated June 20, 1996.

 10.36 Employment Agreement between the Company and Robert M. Kramer dated June 20, 1996.

 10.37 Employment Agreement between the Company and Gregory Krzemien dated June 26, 1996.

 10.38  1996 Stock Option Plan.

  21    Subsidiaries of the Company.

  23    Consent of Ernst & Young LLP.

                     Eastern Environmental Services, Inc.

                       Consolidated Financial Statements
                        and Other Financial Information

                   Years ended June 30, 1996, 1995, and 1994


                                   Contents

Report of Independent Auditors..........................................F-2


Audited Consolidated Financial Statements

Consolidated Balance Sheets.............................................F-3
Consolidated Statements of Operations...................................F-5
Consolidated Statements of Stockholders' Equity.........................F-6
Consolidated Statements of Cash Flows...................................F-8
Notes to Consolidated Financial Statements.............................F-10


Other Financial Information

Report of Independent Auditors on Other Financial Information..........F-28

Valuation and Qualifying Accounts......................................F-29


                        Report of Independent Auditors

Board of Directors and Stockholders
Eastern Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Environmental Services, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eastern Environmental Services, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                       /s/ ERNST & YOUNG LLP

Reading, Pennsylvania
September 27, 1996

                     Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets




                                                  June 30
                                             1996         1995
                                        --------------------------

Assets
Current assets:
 Cash and cash equivalents                $   617,398  $   566,771
 Accounts receivable, less allowance for
  doubtful accounts of $413,000
  and $455,000                              1,272,138    1,381,469
 Deferred income taxes                        372,445      168,186
 Tax refund receivable                         74,467      152,871
 Prepaid expenses and other current assets    634,548      769,987
                                        --------------------------
Total current assets                        2,970,996    3,039,284

Property and equipment:
 Land                                          54,017      148,852
 Landfill sites                            12,673,250   10,804,589
 Buildings and leasehold improvements         901,114    1,446,640
 Vehicles                                   1,411,256    1,658,513
 Machinery and equipment                    1,610,711    3,512,070
 Furniture and fixtures                       631,639      639,075
                                        --------------------------

Total property and equipment               17,281,987   18,209,739
Accumulated depreciation and amortization   6,363,421    6,829,458
                                        --------------------------
                                           10,918,566   11,380,281

Assets held for sale                          859,262      517,659
Intangible assets, net of $3,200,000
 and $3,057,000 accumulated amortization      311,014      453,450
Other assets (including $433,000 and
 $545,000 of restricted cash on deposit
 for landfill closure and insurance
 bonding)                                     505,173      618,274


                                        --------------------------
Total assets                              $15,565,011  $16,008,948
                                        ==========================


                     Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets



                                                   June 30
                                              1996         1995
                                        ---------------------------
Liabilities and stockholders' equity
Current liabilities:
 Short-term borrowings                    $         -   $   350,000
 Accounts payable                           1,945,343     1,686,861
 Accrued expenses                           1,329,579       743,584
 Note payable to shareholder/officer                -        42,457
 Income taxes payable                          57,739        59,506
 Current portion of accrued landfill
  closure and other environmental
  costs                                       870,000       870,000
 Current portion of long-term debt            325,852       766,240
                                        ---------------------------
Total current liabilities                   4,528,513     4,518,648

Deferred income taxes                         444,797       240,538
Long-term debt                              2,256,816     1,782,715
Accrued landfill closure and other
 environmental costs                        2,088,457     1,082,246

Stockholders' equity:
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued and outstanding shares -
   6,077,658 and 3,168,104                     60,777        31,681
 Class A common stock (convertible to
   common stock), $.01 par value:
  Authorized shares - 10,000,000
  Issued and outstanding shares -
  0 and 1,591,201                                   -        15,912
 Additional paid-in capital                 9,020,714     7,672,228
 Retained earnings (deficit)               (2,758,804)      741,239
                                        ---------------------------
                                            6,322,687     8,461,060
 Less treasury stock at
  cost - 39,100 common shares                  76,259        76,259
                                        ---------------------------
Total stockholders' equity                  6,246,428     8,384,801
                                        ---------------------------
Total liabilities and stockholders'
 equity                                   $15,565,011   $16,008,948
                                        ===========================


See accompanying notes.

                      Eastern Environmental Services, Inc.

                     Consolidated Statements of Operations



                                                 Year ended June 30
                                          1996          1995          1994
                                    ------------------------------------------
Revenues                              $ 7,632,503   $ 8,650,945    $ 8,480,955
Cost of revenues                        6,857,418     7,430,228      6,138,295
                                    ------------------------------------------
Gross profit                              775,085     1,220,717      2,342,660

Selling, general, and
 administrative expenses                3,853,145     3,149,863      3,442,193
                                    ------------------------------------------
Operating loss                         (3,078,060)   (1,929,146)    (1,099,533)

Interest expense                         (153,428)     (226,463)       (75,132)
Other (expense) income                   (268,555)      365,888        155,933
                                    ------------------------------------------

Loss from continuing operations
 before income taxes                   (3,500,043)   (1,789,721)    (1,018,732)

Income tax benefit                              -      (242,171)      (295,759)
                                    ------------------------------------------

Loss from continuing operations        (3,500,043)   (1,547,550)      (722,973)

Discontinued operations:
 Gain on disposal of discontinued
  operations, net of applicable income
  taxes of $260,784                             -             -        525,309
                                    ------------------------------------------
Net loss                              $(3,500,043)  $(1,547,550)   $  (197,664)
                                    ==========================================

Loss per share
Continuing operations                       $(.63)        $(.35)   $      (.17)
Discontinued operations                         -             -            .12
                                           ------        ------         ------
Net loss                                    $(.63)        $(.35)   $      (.05)
                                    ==========================================

Weighted average number of shares
 outstanding                            5,571,953     4,398,232      4,390,205
                                    ==========================================


See accompanying notes.

                      Eastern Environmental Services, Inc.

                Consolidated Statements of Stockholders' Equity




                                        Number of Shares         Par Value
                                   -------------------------------------------
                                                  Class A              Class A
                                      Common      Common     Common    Common
                                       Stock       Stock      Stock     Stock
                                   -------------------------------------------
Balance at June 30, 1993             2,838,104   1,591,201   $28,381  $ 15,912
 Net loss                                    -           -         -         -
                                   -------------------------------------------
Balance at June 30, 1994             2,838,104   1,591,201    28,381    15,912
 Exercise of common stock options       30,000           -       300         -
 Issuance of common stock              300,000           -     3,000         -
 Net loss                                    -           -         -         -
                                   -------------------------------------------
Balance at June 30, 1995             3,168,104   1,591,201    31,681    15,912
 Exercise of common stock options      140,000           -     1,400         -
 Exercise of common stock warrants     303,353           -     3,034         -
 Issuance of common stock              875,000           -     8,750         -
 Conversion of common stock          1,591,201  (1,591,201)   15,912   (15,912)
 Net loss                                    -           -         -         -
                                   -------------------------------------------
Balance at June 30, 1996             6,077,658           -   $60,777  $      -
                                   ===========================================


See accompanying notes.





 Additional        Retained
  Paid-In          Earnings       Treasury
  Capital          (Deficit)       Stock       Total
- --------------------------------------------------------
$7,349,278          $ 2,486,453   $(76,259)  $ 9,803,765
         -             (197,664)         -      (197,664)
- --------------------------------------------------------
 7,349,278            2,288,789    (76,259)    9,606,101
    25,950                    -          -        26,250
   297,000                    -          -       300,000
         -           (1,547,550)         -    (1,547,550)
- --------------------------------------------------------
 7,672,228              741,239    (76,259)    8,384,801
   141,100                    -          -       142,500
   424,312                    -          -       427,346
   783,074                    -          -       791,824
         -                    -          -             -
         -           (3,500,043)         -    (3,500,043)
- --------------------------------------------------------
$9,020,714          $(2,758,804)  $(76,259)  $ 6,246,428
========================================================


                      Eastern Environmental Services, Inc.

                     Consolidated Statements of Cash Flows




                                                                       Year ended June 30
                                                                 1996          1995         1994
                                                           ----------------------------------------
Operating activities
Loss from continuing operations                            $(3,500,043)  $(1,547,550)  $ (722,973)
Adjustments to reconcile loss from continuing
 operations to net cash provided by operating
 activities of continuing operations:
  Depreciation and amortization                              1,541,099     2,289,066    1,612,706
  Provision for losses on receivables                          258,431       199,271      107,970
  Landfill closure costs                                     1,006,211       281,619      312,360
  Non-cash severance and transition costs                      740,827             -            -
  Non-cash compensation expense                                138,173             -            -
  Deferred income taxes                                              -      (214,000)      62,560
  Loss on write-down of assets held for sale                   402,616             -            -
  Loss (gain) on sale of property and equipment                 41,678       (41,428)      (3,487)
  Changes in operating assets and liabilities:
   Accounts receivable                                        (149,100)      341,757     (224,070)
   Tax refund receivable                                        78,404        (9,404)     471,826
   Prepaid expenses                                            633,535       365,946      276,198
   Other assets                                                  1,616       (10,660)      69,937
   Accounts payable                                            258,482      (468,497)   1,121,253
   Billings in excess of costs and estimated earnings                -             -      (58,373)
   Accrued expenses                                           (139,005)      116,113     (247,417)
   Income taxes payable                                         (1,767)      (43,761)     103,267
                                                           ----------------------------------------
Net cash provided by operating activities of
 continuing operations                                       1,311,157     1,258,472    2,881,757

Net cash provided by discontinued  operations                        -             -    1,533,360



See accompanying notes.

                      Eastern Environmental Services, Inc.



                                                  Year ended June 30
                                           1996          1995          1994
                                     -----------------------------------------
Investing activities
Development of landfill sites          $(1,868,661)  $(1,361,955)  $(3,836,701)
Proceeds from sale of property
 and equipment                             200,876       348,035       498,990
Purchase of property and equipment        (223,460)     (483,389)     (462,663)
Payments received on notes receivable            -       279,383       193,012
Landfill closure and insurance
 bonding deposits                          111,485       (18,145)       83,398
                                     -----------------------------------------
Net cash used in investing activities   (1,779,760)   (1,236,071)   (3,523,964)

Financing activities
Proceeds from revolving line of credit
 and long-term debt                        450,000       525,000       215,383
Payments on revolving line of credit
 and long-term debt                     (1,249,983)   (1,135,086)   (1,055,592)
Net (payments) borrowings on note
 payable to shareholder/officer            (42,457)       42,457             -
Proceeds from issuance of common stock,
 less expenses of $83,176 and $0         1,361,670       326,250             -
                                     -----------------------------------------
Net cash provided by (used in)
 financing activities                      519,230      (241,379)     (840,209)
                                     -----------------------------------------
Net increase (decrease) in cash and
 cash equivalents                           50,627      (218,978)       50,944
Cash and cash equivalents at
 beginning of year                         566,771       785,749       734,805
                                     -----------------------------------------
Cash and cash equivalents at end of
 year                                  $   617,398   $   566,771   $   785,749
                                     =========================================


See accompanying notes.

                      Eastern Environmental Services, Inc.

                   Notes to Consolidated Financial Statements

                                 June 30, 1996


1. Accounting Policies

Basis of Presentation

Eastern Environmental Services, Inc. (the Company) is engaged in the business of providing integrated solid waste management services, consisting of collection, transportation, and disposal services through nonhazardous waste disposal facilities and waste hauling operations. The Company's customers include municipal, commercial, industrial, and residential customers, both local and national companies in various geographic regions throughout principally the Eastern United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

Property and equipment is stated on the basis of cost. Expenditures for major additions and improvements are capitalized, while minor repairs and maintenance are charged to expense as incurred. The Company provides depreciation over the estimated useful lives of assets using the straight-line method for substantially all its property and equipment except for landfill sites.

Landfill site costs include expenditures for acquisition of land and related airspace, in addition to, engineering, permitting, legal, and certain direct site preparation costs which management believes are recoverable. Landfill site costs for facilities currently in use are generally depreciated based upon consumed airspace using the unit-of-production method of airspace filled during the fiscal year in relation to estimates of total available airspace.

                     Eastern Environmental Services, Inc.

1. Accounting Policies (continued)

Property and Equipment (continued)

Annually, the Company prepares topographic analyses of the sites, using various survey techniques to confirm airspace utilization during the current year and remaining capacity. Engineering, legal, and other costs associated with the expansion of permitted capacity of existing sites are deferred until receipt of all necessary operating permits. Such costs are capitalized and amortized after receipt of the necessary operating permits. The Company reviews the realization of landfill development projects on a periodic basis. The portion of landfill sites currently under development for future expansion and thus excluded from depreciation totaled $2,701,000 and $1,341,000 at June 30, 1996 and 1995, respectively.

The Company capitalizes interest costs as part of the cost of developing landfill sites and constructing disposal space. Interest costs of $84,000, $48,000, and $139,000, were capitalized in fiscal 1996, 1995, and 1994, respectively.

Intangible Assets

Intangible assets consist principally of goodwill, noncompete agreements, and waste collection and hauling contracts acquired in the acquisition of landfill sites and a waste collection operation. Goodwill, noncompete agreements, and waste collection and hauling contracts are currently being amortized over a period of five to nine years. Amortization of intangible assets was $142,000, $195,000, and $242,000 in 1996, 1995, and 1994, respectively.

                     Eastern Environmental Services, Inc.

1. Accounting Policies (continued)

Landfill Closure, Post-Closure, and Other Environmental Costs

Accrued landfill closure and other environmental costs include the cost of closure and post-closure monitoring and maintenance of landfills, as well as, environmental and remediation costs all of which are estimated based on currently available facts, existing technology and interpretation of presently enacted laws and regulations. Landfill post-closure costs represent management's estimate of the current value of the future obligation associated with maintaining and monitoring the landfill for generally a 30-year period subsequent to the closure of the landfill. The Company estimates the future cost of closure and post-closure costs based on its interpretation of the U.S. Environmental Protection Agency's Subtitle D technical standards. The Company periodically updates its estimates of future closure and post-closure costs with the impact of changes in estimates accounted for on a prospective basis. The Company recognizes these costs on the unit-of-production method based on consumed airspace in relation to management's estimate of total available airspace. Environmental costs relating to remediation work is accrued and charged to income in the period the potential environmental liability is known.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents consists of money market accounts and certificates of deposit with original maturities of three months or less.

Noncash investing and financing activities of the Company excluded from the statement of cash flows include property and equipment additions financed by debt of $21,500, $109,420, and $267,237 and financed insurance premiums of $462,196, $458,387, and $309,575 for fiscal years 1996, 1995, and 1994, respectively. In fiscal 1996 and 1994, the Company also sold property and equipment in exchange for a note receivable of $39,500 and $449,236, respectively.

Revenue and Cost Recognition

The Company recognizes revenues upon receipt and acceptance of waste material at its landfills and upon collection of waste material at its waste collection and hauling operations.

                     Eastern Environmental Services, Inc.

1. Accounting Policies (continued)

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

New Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will adopt SFAS 121 in the first quarter of fiscal 1997 and, based upon current circumstances, does not believe the effect of the adoption will be material.

SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company expects to continue to follow APB 25 with respect to its Stock Option Plans and will provide disclosures as required by SFAS 123 in the June 30, 1997 notes to the financial statements.

                     Eastern Environmental Services, Inc.

1. Accounting Policies (continued)

Reclassification

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to their 1996 presentation.

2. Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

                                                    June 30
                                                 1996      1995
                                             --------------------

    Insurance                                  $264,217  $258,584
    Non-trade receivables                       112,722   308,475
    Performance bonds                            66,329    42,136
    Other                                       191,280   160,792
                                             --------------------
                                               $634,548  $769,987
                                             ====================

4. Debt

The Company has a $1,500,000 secured revolving credit facility with CoreStates Bank, N.A. (CoreStates or the Bank), that provides for working capital, equipment purchases and performance letters of credit. The revolving credit facility, which is subject to periodic reviews by the Bank, expires October 31, 1996.

Borrowings under the revolving credit facility are limited to the Company's qualified trade accounts receivable as defined in the credit agreement less outstanding performance letters of credit. Interest is payable monthly at the Bank's prime rate plus 1/4%. The weighted average interest rate was 9.70% and 9.32% in fiscal 1996 and 1995,

                     Eastern Environmental Services, Inc.

4. Debt (continued)

respectively. Performance letters of credit outstanding in the amount of $921,000 reduced the borrowing capacity under the revolving credit facility to $579,000 at June 30, 1996. Borrowings outstanding on the revolving credit facility at June 30, 1996, were $237,500. The Company is required to pay quarterly a fee at an annual rate of 1/2% of the average daily unused amount of the revolving credit facility.

The CoreStates credit arrangement contains warranties and financial covenants to maintain certain levels of working capital and tangible net worth; to meet certain fixed charge, leverage, and cash flow ratios; and to attain certain quarterly performance levels. In addition, the credit arrangement requires the Company to follow certain written approval procedures for borrowing under the Company's secured revolving credit facility and imposes restrictions on capital expenditures based upon the Company's cash flow from operations and the liquidation of certain assets the Company holds for sale.

The CoreStates credit arrangement is secured by first mortgage liens on certain mortgaged properties and a pledge by the Company of all of the issued and outstanding capital stock of certain of its landfill subsidiaries.

The Company has a four-year secured term loan with First Union National Bank, N.A. ("First Union") which provides for borrowings up to $1,350,000. The term loan is payable in equal monthly principal installments through September 1999, plus interest at a fixed rate of 7.03%, and is secured by a first lien security interest in the equipment and vehicles of the Company. The agreement contains certain affirmative and negative covenants similar to those of the CoreStates credit arrangement including requirements to maintain certain levels of tangible net worth, certain debt coverage and working capital ratios. For the year ended June 30, 1996, the Company was not in compliance with substantially all of the covenants of the loan agreement. First Union has waived all items of non-compliance as of June 30, 1996.

On September 25, 1996, the Company entered into a new revolving credit facility with two major banks, the Bank of Boston and Bank of America, which provides for borrowings of up to $30,000,000 for repayment of certain debt, funding of acquisitions, and includes up to $10,000,000 of standby letters of credit availability. At the Company's option, the interest rate on any loan under the revolving credit facility will be based on an adjusted prime rate or Eurodollar rate, as defined in the agreement. The facility matures

                     Eastern Environmental Services, Inc.

4. Debt (continued)

three years from the anniversary date of its closing. The revolving credit facility, among other conditions, requires the payment of a 3/8 of 1% commitment fee on the unused balance, payable in arrears, and provides for certain restrictions on the ability of the Company, to incur borrowings, sell assets, or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios, leverage ratios, and profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired. A portion of the credit facility was utilized to refinance the remaining balance of the CoreStates Bank, N.A. revolving credit facility, and the note payable to First Union National Bank. Accordingly, certain debt has been classified as long-term to reflect the term of the new credit facility.

Debt consists of the following:
                                                  June 30
                                             1996        1995
                                        ------------------------
CoreStates Bank, N.A. term loan         $        -    $1,150,000

CoreStates Bank, N.A. revolving
 credit facility,  refinanced in
 September 1996.                           237,500             -

Note payable to Pennsylvania
 National Bank in monthly
 installments of $6,092, including
 interest at 8-1/4%, secured by real
 estate, due September 2013.               670,629       687,521

Note payable to First Union National
 Bank in monthly installments of
 $28,125 plus interest at 7.03%,
 refinanced in September 1996.           1,096,875             -

Note payable to First Federal
 Savings in monthly installments of
 $3,521, including interest at
 9.25%, secured by real estate, due
 November 1999.                            246,520       263,398

Machinery and equipment notes payable,
 secured by equipment, with various
 maturities payable through April
 2000, interest rates ranging from
 9.25% to 12%, payable monthly in
 installments ranging from
 $599 to $4,199.                           142,271       219,852

Other                                      188,873       228,184
                                        ------------------------
                                         2,582,668     2,548,955
Less current portion                       325,852       766,240
                                        ------------------------
                                        $2,256,816    $1,782,715
                                        ========================

                     Eastern Environmental Services, Inc.

4. Debt (continued)

Maturities of long-term debt are as follows: 1997-$326,000; 1998-$68,000; 1999-$58,000; 2000-$1,544,000; 2001 and thereafter--$587,000.

Interest paid on all indebtedness was $249,000, $226,000, and $217,000 for fiscal 1996, 1995, and 1994, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

                                            June 30
                                        1996       1995
                                   ----------------------

        Accrued compensation         $  221,037  $ 65,110
        Workers' compensation           117,382    67,981
        Damage claims                   277,609   187,000
        Accrued professional fees        91,500    40,938
        Miscellaneous taxes              74,941   110,820
        Operating loss accrual                -   170,000
        Accrued severance costs         380,084         -
        Accrued transition costs         97,000         -
        Other                            70,026   101,735
                                   ----------------------
                                     $1,329,579  $743,584
                                   ======================

6. Accrued Landfill Closure and Other Environmental Costs

The Company owns three solid waste landfills, all of which are permitted and two of which are operating. The Company will have financial obligations related to closure and post-closure monitoring and maintenance of these currently permitted and operating landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology, and presently enacted laws and regulations. Accordingly, the Company will continue to periodically review and

                     Eastern Environmental Services, Inc.

6. Accrued Landfill Closure and Other Environmental Costs (continued)

update underlying assumptions and projected costs and record required adjustments. As of June 30, 1996, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's three landfills will be approximately $5,893,000, of which $1,886,000 has been accrued as of June 30, 1996. The Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $27,000-$120,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $10,000 per year for 30 years after closure at the Company's industrial landfill site. The Company has accrued $1,073,000 for post-closure obligations as of June 30, 1996, representing 20% of the present value of such future cash outlays.

Funding of closure and post-closure obligations are estimated as follows: 1997- $870,000; 1998-$722,000,1999-$0; 2000-$0; 2001 and thereafter-$9,100,000.

The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky and West Virginia disposal facilities. Bonds outstanding at June 30, 1996, total $1,322,000 and $315,000, as closure and post-closure financial assurance, respectively, for the Company's Kentucky landfill and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit of $626,000 and trust fund deposits of $120,000. Additionally, the Company has on deposit $196,000 as financial assurance for landfill closure and post-closure for the closed disposal area of its West Virginia disposal facility. The trust fund and cash deposits are restricted from current operations and are included within other noncurrent assets.

                     Eastern Environmental Services, Inc.

7. Common Stock and Stock Plans

Each share of the Company's Common Stock is entitled to one vote.

In 1996, William C. Skuba, the former President, Chief Executive Officer, Chairman of the Board, and controlling shareholder, sold 500,000 shares of the Company's common stock ("Skuba Stock") at a price of $2.00 per share to a group of investors ("Purchasers") pursuant to a Stock Purchase Agreement dated as of May 8, 1996 by and among Mr. Skuba and the Purchasers (the "Stock Purchase Agreement").

Pursuant to the Stock Purchase Agreement, Mr. Skuba also converted all of his Class A common stock of the Company which carried four votes per share into common stock which carries one vote per share. Mr. Skuba also granted to the purchasers an irrevocable proxy over his remaining 1,111,101 shares of common stock for a period to expire on the earlier of June 20, 1997 or the date upon which Mr. Skuba disposes of such remaining shares.

In fiscal 1995, the Company, through a private placement, issued 300,000 shares of its common stock for cash of $1.00 per share or $300,000, pursuant to stock subscription agreements with two individual accredited investors. In fiscal 1996, the Company, through additional private placements of stock with accredited investors, issued an additional 875,000 shares of its common stock for cash of $1.00 per share or $875,000. Certain of the private placements of stock contain warrants to purchase a total of 525,000 additional shares of common stock at an exercise price of $1.50 per share expiring three years from the date of grant. As of June 30, 1996, 150,000 of these warrants have been exercised. The Company registered these securities in February of 1996.

The Company's Stock Option Plans provide for the grant of incentive stock options or non-qualified stock options to directors, officers or employees of the Company. Under the Option Plans, as amended, 700,000 shares are reserved effective January 1, 1991, for issuance upon the exercise of such options. Incentive stock options have an exercise price of at least 100% of the fair market value of the common stock at the date of grant (or 110% of fair market value in the case of employees or officers holding ten percent or more of the voting stock of the Company). Non-qualified options have an exercise price of not less than 90% of the fair market value of the common stock at the date of grant. The options generally expire five years from the date of grant and are generally exercisable after two years based upon graduated vesting schedules.

                     Eastern Environmental Services, Inc.

7. Common Stock and Stock Plans (continued)

In August 1996, the Company's shareholders approved the 1996 Stock Option Plan providing for the granting of incentive stock options or non-qualified stock options to directors, officers, or employees of the Company. Under this plan, 2,500,000 shares are reserved for issuance. Incentive stock options have an exercise price consistent with the provisions of the previously existing plans. Non-qualified options have an exercise price which is determined by the Stock Option Committee ("the Committee") in its discretion. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. 575,000 options have been granted under this Plan (subject to shareholders' approval) as of June 30, 1996. An additional 210,000 options were granted subsequent to year end.

Options outstanding have been granted to officers and employees to purchase common stock at prices ranging from $.87 to $8.00 per share. A summary of the option transactions are as follows:

                                                       Year ended June 30
                                                   1996        1995       1994
                                              ----------------------------------


Options outstanding, beginning of period          366,900    417,200    482,800
Options granted                                   687,433     20,000     45,000
Options exercised                                (140,000)   (30,000)         -
Exercise price                                 $.87-$1.87       $.87          -
Options cancelled                                  (1,000)   (40,300)  (110,600)
                                              ----------------------------------
Options outstanding, end of period                913,333    366,900    417,200
                                              ==================================

Options exercisable                               338,333    350,650    337,450
                                              ==================================

Options available for grant                     2,113,667    300,100    279,800
                                              ==================================

The Company's Employee Stock Bonus Plan and Employee Benefit Stock Purchase Plan (the Employee Plans) are for eligible employees. Shares are awarded under the Employee Stock Bonus Plan at the Company's discretion based on the employees' performance. Under the Employee Benefit Stock Purchase Plan, employees may purchase common shares at a purchase price of 85% of the fair market value at the date of purchase. A total of 450,000 common shares are reserved under the Employee Plans. At June 30, 1996, 27,311 shares have been issued under these plans.

                     Eastern Environmental Services, Inc.

7. Common Stock and Stock Plans (continued)

At June 30, 1996, the Company has 500,250 warrants outstanding and exercisable to purchase shares of Common Stock which are exercisable at the discretion of the Board of Directors at prices between $.87 and $3.56 expiring at various dates through 2001.

8. Income Taxes

At June 30, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes of $4,365,000 and $15,000, respectively, that expire through 2011. However, due to a change in control, these net operating loss carryforwards may be limited for federal and state income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   June 30
                                             1996          1995
                                        --------------------------

Deferred tax liabilities:
 Tax over book depreciation               $  (566,198)  $ (539,897)
 Other, net                                  (123,583)    (113,507)
                                        --------------------------
Total deferred tax liabilities               (689,781)    (653,404)

Deferred tax assets:
 Allowance for doubtful accounts              158,915      176,810
 Discontinued operations accrual                    -       68,260
 Reserve for loss on assets held for sale     255,933      122,767
 Net operating loss carryforwards           1,484,833      642,216
 AMT credit                                    24,376       24,376
 Reserve for severance and transition costs   269,232            -
 Other, net                                    68,140       36,623
                                        --------------------------
Total deferred assets                       2,261,429    1,071,052
Valuation allowance for deferred tax
 assets                                    (1,644,000)    (490,000)
                                        --------------------------
Net deferred tax assets                       617,429      581,052
                                        --------------------------
Net deferred tax liabilities              $   (72,352)  $  (72,352)
                                        ==========================

                     Eastern Environmental Services, Inc.

8. Income Taxes (continued)

Significant components of the provision for income taxes (benefit) attributable to continuing operations are as follows:

                                          1996      1995        1994
                                        ------------------------------

 Current
 Federal                                  $   -  $       -   $(309,317)
 State                                        -    (28,171)    (49,002)
                                        ------------------------------

                                              -    (28,171)   (358,319)
 Deferred
 Federal                                      -    (66,052)    177,955
 State                                        -     (8,838)     47,711
 Operating loss carryforward                  -   (139,110)   (163,106)
                                        ------------------------------
                                              -   (214,000)     62,560
                                        ------------------------------
 Provision for income taxes (benefit)     $   -  $(242,171)  $(295,759)

                                        ==============================

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                              1996         1995        1994
                                        -------------------------------------
Tax at U.S. statutory rates             $(1,190,015)  $(608,505)  $(346,369)
State income taxes, net of
 federal tax benefit                              -     (24,426)    (16,076)

Nondeductible amortization                   24,918      24,918      24,918
Valuation allowance for
 deferred tax assets                      1,154,000     340,000           -

Other                                        11,097      25,842      41,768
                                        -------------------------------------
Provision for income taxes (benefit)    $         -   $(242,171)  $(295,759)

                                        =====================================

Net income tax refunds received in fiscal 1996, 1995, and 1994 were $71,000, $23,000, and $875,000, respectively.

                     Eastern Environmental Services, Inc.

9. Commitments and Contingencies

The Company is obligated under various operating leases, primarily for certain office facilities and transportation equipment. Lease agreements frequently include renewal options and require that the Company pay for taxes, insurances, and maintenance expense. Future minimum lease payments under operating leases with initial or remaining noncancellable lease terms in excess of one year as of June 30, 1996, are as follows: 1997-$335,000, 1998-$316,000, 1999-$199,000,
2000-$152,000, and 2001-$81,000. Total rental expense relating to continuing operations under operating leases was approximately $353,000, $411,000, and $388,000 for fiscal 1996, 1995, and 1994, respectively.

The Company maintains general liability insurance with limits of $1,000,000.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

10. Assets Held For Sale

Assets held for sale, including the assets relating to operations discontinued in fiscal 1993, have been included in the consolidated balance sheets, and have been reclassified to identify them separately at the lower of cost or net realizable value. Assets held for sale are as follows:

                                     June 30
                                  1996      1995
                               --------------------
 Property and equipment, net    $859,262  $517,659
                               ====================


                     Eastern Environmental Services, Inc.

11. Unusual Operating Costs

Unusual operating costs of $2,692,000 were included in the fourth quarter of fiscal 1996 results of operations. A charge of $900,000 to cost of revenues to accrue for certain closure and post closure monitoring costs was recorded for the Kentucky landfill as a valuation allowance for possible impairments of this asset as the Company is working on finalizing the draft permit which is currently being adjudicated. Additionally, charges totalling approximately $879,000 were charged to selling, general and administrative expenses relating to the change in control of the Company. Of the $879,000 charge; $672,000 relates to recorded severance costs; $97,000 reflects management's estimate of various transition costs in moving the Company's corporate offices; and $110,000 relates to certain legal and other professional costs incurred in completing the transaction. Additionally, in the fourth quarter; management refined its estimates of necessary reserves against past due receivables; outstanding contingencies; and deferred acquisitions costs and increased such reserves by $221,000, $133,000, and $70,000, respectively. Finally, in the fourth quarter, management made a decision to replace certain of its equipment utilized in the landfill and hauling operations, in addition to selling certain real estate previously used in operations and currently being leased to unrelated parties. A charge of $489,000 was recorded to other expenses to write down these assets held for sale to estimated net realizable value.

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

                     Eastern Environmental Services, Inc.

11. Unusual Operating Costs (continued)

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

Also in 1995, the Company refined its estimate of necessary reserves against past due receivables resulting in a charge to operations of $118,000.

12. Related Party Transactions

In connection with the consummation of the Stock Purchase Agreement (see Note
7), the Company entered into a series of agreements with Mr. Skuba, including a Severance Agreement that provided Mr. Skuba $259,600 of compensation. The Company also entered into an agreement of sale with Mr. Skuba for certain real estate and equipment of the Company. The Company has recorded a reserve for the estimated loss on the sale of these assets of $156,000.

The Company has entered into an agreement to lease office space from a company that is controlled by one of the directors of the Company. The lease is for a period of five years and provides for a monthly rental of $6,250 subject to annual increases derived from increases in the Consumer Price Index.

                     Eastern Environmental Services, Inc.

13. Subsequent Events

Subsequent to June 30, 1996, the Company acquired the assets of four waste hauling and transportation companies in separate transactions. The Company issued a total of 541,250 unregistered shares of the Company's common stock, paid cash of $400,000, and assumed certain liabilities and debt to effect the four separate transactions. Each of these transactions will be accounted for using the purchase method of accounting.

On August 9, 1996, the Company completed a private placement ("Placement") of 2,500,000 shares of its common stock at $4 per share with various accredited investors for the purpose of raising funds to construct disposal space at the Company's landfills, to provide for closure of certain filled disposal areas, and to provide working capital. Net proceeds, after deduction of agent fees and related costs, were $9,350,000. The shares sold in the private placement are not registered, and registration rights do not commence for two years.

The Company also issued 125,000 shares of its common stock at $4 per share to a bank at substantially the same terms as the August 9, 1996 Placement.

Additionally, subsequent to June 30, 1996, the Company increased its authorized shares of common stock from 20,000,000 to 50,000,000 shares.

On September 27, 1996, the Company acquired all of the stock of a residential and commercial waste collection and recycling operation (Super Kwik, Inc.) and related companies in exchange for approximately 2,300,000 shares of the Company's common stock. This combination is anticipated to be accounted for using the pooling of interests method of accounting.

The following unaudited consolidated pro forma information presents the revenues, net loss, and loss per share as if the acquisition of Super Kwik had occurred at the beginning of the years presented. Pro forma revenues, net loss, and loss per share are not necessarily indicative of the revenues, net loss, and loss per share that would have occurred had the

                     Eastern Environmental Services, Inc.

13. Subsequent Events (continued)

merger occurred at the beginning of the years presented or the results which may occur in the future.

                                     Year ended June 30
                              1996         1995          1994
                        --------------------------------------------
                                        (Unaudited)
Revenues                $   28,190,000   $ 27,446,000   $ 24,453,000
Loss from continuing
 operations                 (3,119,000)      (893,000)      (424,000)
Loss per share                   (0.40)         (0.13)         (0.06)

The preceeding unaudited consolidated pro forma information does not contain any adjustments to conform the accounting policies of Super Kwik to that of the Company. Super Kwik currently uses a modified cash method of accounting for income taxes. The Company has not completed its review of Super Kwik's tax accounts, and therefore is unable to record any adjustment to income taxes for purposes of the pro forma information. Management does not believe that amounts to record other adjustments to conform accounting policies will be significant.

14. Quarterly Financial Data (Unaudited)



                                First        Second       Third        Fourth
                               Quarter      Quarter      Quarter       Quarter        Total
                            ------------------------------------------------------------------
Year ended June 30, 1996
Revenues                      $2,270,292   $1,912,493   $1,531,180   $ 1,918,538   $ 7,632,503
Gross profit                     577,469      419,850      330,856      (553,090)      775,085
Net income (loss)             $    3,191   $ (189,054)  $ (297,431)  $(3,016,749)  $(3,500,043)


Loss per share                $-                $(.03)       $(.06)        $(.54)        $(.63)
                            =================================================================


Year ended June 30, 1995
Revenues                      $2,470,835   $2,046,955   $2,106,708   $ 2,026,447   $ 8,650,945
Gross profit                     427,465      376,482      430,386       (13,616)    1,220,717
Net loss                      $ (192,881)  $ (200,342)  $ (272,883)  $  (881,444)  $(1,547,550)


Loss per share                    $(.04)       $(.05)       $(.06)        $(.20)        $(.35)
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



Reading, Pennsylvania                                      /s/ Ernst & Young LLP
September 27, 1996

                      Eastern Environmental Services, Inc.

                       Valuation and Qualifying Accounts




                                            Additions
                                      --------------------
                              Balance   Charged   Charged               Balance
                                at         to        to                    at
                             Beginning  Cost and   Other    Deductions    End
                                of      Expenses  Accounts                 of
                              Periods                                   Periods
                           -----------------------------------------------------

Year ended June 30, 1994
Allowance for doubtful
 accounts (deducted
 from accounts receivable)    $222,000  $108,000  $    -     $  5,000   $325,000
                           =====================================================

Year ended June 30, 1995
Allowance for doubtful
 accounts (deducted
 from accounts receivable)    $325,000  $199,000  $    -     $ 69,000   $455,000
                           =====================================================

Year ended June 30, 1996
Allowance for doubtful
 accounts (deducted from
 accounts receivable)         $455,000  $258,000  $    -     $300,000   $413,000
                           =====================================================
