Form 10-K/A
period 1996-06-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1996-10-28
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1996
                                      OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

     Louis D. Paolino, Jr., 40, has been Chairman of the Board, Chief Executive Officer and a director since June 20, 1996 and has over 14 years of experience in the solid waste industry. From 1991 to June 1, 1996, Mr. Paolino was president of Soil Remediation of Philadelphia, Inc. Mr. Paolino sold Soil Remediation of Philadelphia, Inc. to USA Waste Services, Inc. in 1993. Soil Remediation of Philadelphia, Inc. is in the business of treating contaminated soil.

     Terry W. Patrick, 50, joined the Company as Executive Vice-President and Chief Operating Officer on June 20, 1996. Mr. Patrick has over 25 years of management experience in the waste industry, including ownership of waste collection and landfill companies; eleven combined years experience with Waste Management, Inc. and Browning Ferris Industries, Inc. in district and regional management; Vice President of Operations for Mid-American Waste Systems, Inc.; past President and Chief Operating Officer of USA Waste Services, Inc. For the past two years, Mr. Patrick has been involved with personal investments and ownership of a chemical manufacturing and distributing company.

     Gregory M. Krzemien, 37, joined the Company as Chief Financial Officer and Treasurer in August 1992. From October 1988 to joining the Company, Mr. Krzemien was a senior audit manager with Ernst & Young, LLP an independent accounting firm. Mr. Krzemien worked for Ernst & Young, LLP for 11 years.

     Robert M. Kramer, 44, joined the Company as its General Counsel, Vice President and Secretary on June 20, 1996. Prior to joining the Company, Mr. Kramer was engaged in the private practice of law, with various firms since 1979. Since 1989, Mr. Kramer has practiced law through Robert M. Kramer & Associates P.C. a law firm specializing in commercial transactions and securities law. In addition to his duties with the Company, Mr. Kramer will still be engaged in the private practice of law through Robert M. Kramer & Associates, P.C.

     George O. Moorehead, 43, has been a director of the Company since June 20, 1996 and has over 30 years experience in the solid waste industry. Since February 1995, Mr. Moorehead has served as the President, Director and Chief Executive Officer of EMCO Recycling Corp., a company engaged in the business of metal recycling in Arizona. Since 1993, Mr. Moorehead has been a principal stockholder and director of EMCO Recycling Corp. From 1990 to 1993, Mr. Moorehead was the President, Director and Chief Executive Officer of Custom Disposal, a Phoenix area solid waste disposal company.

     Kenneth Chuan-kai-Leung, 51, has been a director of the Company since June 20, 1996. Mr. Leung has been a managing director of investment banking at Sanders, Morris, Mundy, Inc. since 1994 and chief investment officer of the Environmental Opportunities Fund, L.P. and The Environmental Opportunities Fund (Cayman), L.P. since January 1, 1996. From 1987 to 1994, Mr. Leung was a managing director of Smith Barney, Inc. Mr. Leung has 23 years of experience in the environmental services industry as a securities analyst and investment banker.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons whom own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners were complied with, except as stated in the next three sentences. Robert Powell and Steven Stamos, each of whom was a director until June 1996, each filed three reports late relating to three warrant grant transactions. Timothy Sweeney, who was a director until June 1996, filed two reports late relating to two warrant grant transactions. Louis D. Paolino, Jr. filed one report late relating to purchases of Company common stock.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by the Company during its last three completed fiscal years to Mr. Skuba, the Company's former Chief Executive Officer, and Mr. Paolino, the Company's current Chief Executive Officer. Other than Mr. Skuba, no other executive officer had total annual salary and bonus exceeding $100,000 during the Company's fiscal year ended June 30, 1996.

                                       SUMMARY COMPENSATION TABLE
============================================================================================================

                                                                 Long-Term
                                                            Compensation Awards
------------------------------------------------------------------------------------------------------------
      Name &                      Annual Compensation
    Principal                  ------------------------     Securities Underlying         All Other
    Position            Year     Salary ($)  Bonus ($)           Options (#)            Compensation ($)
------------------------------------------------------------------------------------------------------------
William C.              FY96      129,312      None                None                    151,874 (2)
Skuba, CEO (1)
------------------------------------------------------------------------------------------------------------
                        FY95      124,800      None                None                      2,500 (3)
------------------------------------------------------------------------------------------------------------
                        FY94      127,390      None                None                      2,500 (3)
------------------------------------------------------------------------------------------------------------
Louis D. Paolino,       FY96        8,192      None              250,000                        None
Jr., CEO
============================================================================================================

(1)   William C. Skuba was the Company's CEO during fiscal year 1996 until
      June 20, 1996 after which time Louis D. Paolino, Jr. became the Company's CEO.

(2) Consists of non-cash compensation paid to Mr. Skuba under the 1996 Severance Agreement as amended in September, 1996. See "Certain Relationships and Related Transactions."

(3)   Consists solely of moving expenses.

The following table sets forth information concerning individual grants of stock options and stock appreciation rights made during fiscal year 1996 to the Company's Chief Executive Officer.


                       OPTION GRANTS IN LAST FISCAL YEAR
================================================================================
                                            Percent of
                                              Total
                            Number of        Options
                            Securities      Granted to   Exercise
                            Underlying      Employees    or Base
                             Options         in Fiscal    Price    Expiration
        Name                Granted (#)        Year       ($/sh)      Date
--------------------------------------------------------------------------------
Louis D. Paolino, Jr.       250,000 (1)        31.1%      $6.33   June 20, 2006
--------------------------------------------------------------------------------
William C. Skuba                 0               0            0         0
================================================================================

(1) Mr. Paolino's stock options vest over a four-year period at the rate of 25% per year at the end of each year.


     The following table sets forth information concerning each exercise of stock options during the Company's fiscal year 1996 by the Company's Executive Officer.

                             AGGREGATED OPTION EXERCISES AND FY-END OPTION VALUES
===========================================================================================================
                                                                                             Value of
                                                              Number of Securities          Unexercised
                                                             Underlying Unexercised         In-the-Money
                         Shares Acquired      Value            Options at FY-End               Options
         Name            on Exercise (#)   Realized ($)   (#Exercisable/Unexercisable)        at FY-End
                                                                                            ($Exercisable/
                                                                                            Unexercisable)
-----------------------------------------------------------------------------------------------------------
Louis D. Paolino, Jr.         None            None               0/250,000                    $0/$42,500
-----------------------------------------------------------------------------------------------------------
William C. Skuba              None            None                    None                      None
===========================================================================================================


COMPENSATION OF DIRECTORS

     Prior to June 20, 1996, non-employee directors of the Company receive a fee of $1,000 per meeting for attendance in person at each Board meeting and $250 for attendance by telephone. After June 20, 1996 the Company revised its policy and non-employee directors do not receive any fee for attendance of Board meetings. Each of the Company's directors received options or warrants to purchase shares of the Company's Common Stock. In July 1996, options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $6.375 per share were issued to each of Mr. Leung, Mr. Moorehead and Mr Paolino with the options becoming fully vested one year from the date of grant. All expenses incurred by all directors for attendance at Board meetings are reimbursed by the Company. On June 20, 1996, simultaneous with the change in management control of the Company, the Company's former Board of Directors were replaced. During fiscal year 1996, the former directors of the Company received warrants to purchase Common Stock. Warrants to purchase 12,000 shares were issued to Timothy W. Sweeney, and warrants to purchase 6,000 shares to each of Stephen C. Stamos, Jr., and Robert J. Powell were issued in July 1995, all at an exercise price of $1.50. Additionally, in calendar year 1996, warrants to purchase 11,800 shares were issued to Mr. Sweeney, and warrants to purchase 6,600 shares to each of Mr. Stamos and Mr. Powell were issued at an exercise price ranging from $1.25 to $2.00. The Company's prior Board also approved Mr. Sweeney and Mr. Stamos to provide consulting services to the Company as requested from time to time at a rate of $100 per hour plus expenses. The Company paid approximately $1,900 and $6,100 to Mr. Sweeney and Mr. Stamos, respectively, for consulting services and expenses in fiscal 1996. Mr. Sweeney and Mr. Stamos have not rendered services to the Company since the change in control.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company entered into an Employment Agreement with the Company's
Chief Executive Officer, Mr. Paolino. Under this agreement, Mr. Paolino is provided a base annual salary of $150,000 and options to purchase 250,000 shares of the Company's common stock. The options have been granted under the terms of the 1996 Stock Option Plan. The options vest equally at the end of each year of the Employment Contract, over the four-year period of the Employment Contract. In addition, if there is an actual change in control of 50% or more in the Company's voting power, or a change in the majority of the current Board of Directors, the Company is obligated to pay the executive a lump sum severance benefit in cash equal to his then current annual salary multiplied by two. The Agreement also provides that during the term of Mr. Paolino's employment and for a period of two years following the termination of the Employee's employment, Mr. Paolino will not compete with the Company or its subsidiaries in the business of waste hauling, waste disposal, landfilling, handling demolition waste, handling special waste, and recycling waste within a 50-mile radius of any Company business operation.

     The Company has entered into a Severance Agreement with Mr. Skuba, the Company's former Chief Executive Officer. See Item 13, "Certain Relationships and Related Transactions" below for further discussion relating to the Severance Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's capital stock by each of the Company's directors, by each of the executive officers listed in the Summary Compensation Table above and by all persons known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock as of October 24, 1996. Unless otherwise indicated, the stockholders listed possess sole voting power and investment power with respect to the shares listed.

                                      Common Stock
                                    Amount and Nature
                                      of Beneficial         Percent of
Name of Beneficial Owner (1)            Ownership        Class Outstanding
------------------------            -----------------    -----------------
Louis D. Paolino (2).........           3,119,286                26.9%

George O. Moorehead (3)......           3,119,286                26.9%
5100 Buckeye
Phoenix, AZ  85009

Kenneth Chuan-kai-Leung......             -----                 -----
126 East 56th Street
24th Floor
New York, NY  10022

Environmental
Opportunities Fund, L.P.(4)..           3,119,286                26.9%
126 East 56th Street
24th Floor
New York, NY  10022

Environmental
Opportunities
Fund (Cayman)(5).............           2,008,185                17.3%
126 East 56th Street
24th Floor
New York, NY  10022

William Skuba(6).............           1,231,101                10.6%
RR #4, Box 4452
Drums, PA


Willard Miller..............            1,283,781               11.1%
200 Park Drive
Voorhees,  NJ  08043

Glen Miller.................            1,028,395                8.9%
200 Park Drive
Voorhees,  NJ  08043

All officers and directors
as a group (6 persons) (7)..            3,492,278               29.6%

(1) Unless otherwise noted, the business address of the person and entity is 1000 Crawford Place, Mt. Laurel, NJ 08054.

(2) Mr. Paolino is the holder of record of 972,048 shares and may be deemed to beneficially own (i) 10,000 shares to be held of record by Wenonah Holdings, Inc., (ii) 1,026,137 shares to be held of record by Mr. Moorehead, the Fund and the Cayman Fund, and (iii) 1,111,101 shares held of record by Mr. Skuba with respect to which Mr. Paolino, Mr. Moorehead, and the Fund hold a proxy.

(3) Mr. Moorehead is the holder of record of 260,000 shares and may be deemed to beneficially own (i) 1,748,185 shares held of record by Mr. Paolino, the Fund and the Cayman Fund, and (ii) 1,111,101 owned of record by Mr. Skuba over which shares Mr. Moorehead holds a joint proxy with Louis D. Paolino, Jr. and the Fund.

(4) The Environmental Opportunities Fund, L.P. is the holder of record of 673,454 shares and may be deemed to beneficially own (i) 1,334,731 shares held of record by Mr. Paolino, Mr. Moorehead and The Environmental Opportunities (Cayman) Fund, L.P., and (ii) 1,111,101 shares held of record by Mr. Skuba with respect to which Louis Paolino, Jr., George Moorehead and the Environmental Opportunities Fund, L.P. holds a joint proxy.

(5) The Environmental Opportunities (Cayman) Fund L.P. is the holder of record of 92,683 shares and may be deemed to beneficially own 1,915,502 shares to be held of record by Mr. Paolino, Mr. Moorehead and the Environmental Opportunities Fund, L.P.

(6) Mr. Skuba holds of record 1,231,101 shares over which Mr. Skuba has granted a proxy to Mr. Paolino, Mr. Moorehead and The Environmental Opportunities Fund L.P. for 1,111,101 shares.

(7) Includes 182,992 shares for which an officer has options exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

     The Company leases its executive offices at 1000 Crawford Place, Mt. Laurel, New Jersey from a corporation controlled by Louis Paolino, the Company's President and Chief Executive Officer. The Lease which was entered into in June of 1996 for a term of five years, covers 5,000 square feet and is for a monthly rental of $6,250, plus annual increases by the annual increase in the Consumer Price Index. The lease is terminable at any time within the five year term at the option of Company by payment of a termination fee equal to one year's rent. The lessor provided $20,000 of leasehold improvements for the premises at the lessor's expense. The Company believes that the rental it pays is at a fair market value rate.

     The Company acquired all of the assets of Eastern Waste of Philadelphia, Inc. ("Eastern Waste") on August 1, 1996 for 391,250 unregistered shares of the Company's common stock. Eastern Waste was wholly owned by Matthew Paolino and Donald Moorehead, brothers of Louis Paolino and George Moorehead.

     Kenneth C. Leung, a director of the Company, is one of the two managing directors of the Fund and the Cayman Fund. The Fund and the Cayman Fund combined are substantial owners of the Company's common stock.

     Robert M. Kramer, the Company's General Counsel, Vice President and Secretary is engaged in the private practice of law through Robert M. Kramer & Associates, P.C., a professional corporation owned by Mr. Kramer.

     In 1987, the Company entered into an agreement with Thomas M. Yanette, a former director and officer of the Company. Pursuant to such agreement, in exchange for the surrender by Mr. Yanette of an equity interest he owned in a predecessor of the Company and the agreement of Mr. Yanette not to compete with the Company and to provide consulting services to the Company, the Company has agreed to pay Mr. Yanette or his surviving spouse $48,000 per year. Such payments began in September 1987 and will continue until August 1997.

     Robert J. Powell, a former director, is the sole shareholder of The Law Offices of Robert J. Powell, Hazleton, Pennsylvania. The Company retained
Mr. Powell's law firm to provide legal services for the Company during fiscal 1996. The Company paid approximately $78,000 for such legal services in fiscal 1996.

Change of Control

     On June 21, 1996, Mr. Skuba, who was then the Company's Chairman, Chief Executive Officer and President, sold an aggregate of 500,000 shares (the "Sale Shares") of the Common Stock of the Company at a price of $2.00 per share to a group consisting of Messrs. Moorehead and Paolino, the Fund and the Cayman Fund (Mr. Moorehead, Mr. Paolino, the Fund and the Cayman Fund being hereinafter sometimes collectively referred to as the "Purchasers") pursuant to a Stock Purchase Agreement dated as of May 8, 1996 by and among Mr. Skuba and the Purchasers (the "Stock Purchase Agreement").

     Pursuant to the Stock Purchase Agreement, Mr. Skuba also converted all of his Class A Common Stock of the Company (which carried four votes per share) into Common Stock (which carries one vote per share). Mr. Skuba also granted to the Purchasers an irrevocable proxy over his remaining 1,111,101 shares of Common Stock for a period to expire on the earlier of June 21, 1997 or the date upon which Mr. Skuba disposes of such remaining shares.

     The consummation of the Stock Purchase Agreement resulted in a change of control of the Company, with the Purchasers becoming significant owners of the Company's Common Stock. As required by the Stock Purchase Agreement, Mr. Skuba resigned as the Company's Chairman, President and Chief Executive Officer and, along with all of the other members of the Company's Board of Directors, resigned from the Board of Directors of the Company. Mr. Paolino, Mr. Moorehead and Kenneth Chuan-kai Leung (a managing director of the Fund and the Cayman
Fund) were elected as members of the Company's Board of Directors. Mr. Paolino was appointed as the Company's new Chairman, President and Chief Executive Officer.

     In connection with the consummation of the transaction contemplated by the Stock Purchase Agreement, the Company entered into a series of agreements with Mr. Skuba regarding his relationship with the Company following his resignation as an officer, director and employee of the Company. Among such agreements, the Company and Mr. Skuba entered into a severance agreement ("1996 Severance Agreement") which provides for Mr. Skuba to receive certain health insurance benefits from the Company (at its cost for one year and at Mr. Skuba's cost thereafter). Additionally, in payment of a severance obligation of the Company to Mr. Skuba pursuant to a separate severance agreement entered into in 1993, as subsequently amended in 1995, the Company conveyed to a company controlled by Mr. Skuba: (i) the outstanding stock of a corporation which owns certain real property located in Drums, Pennsylvania, ("Drums Real Property"), (ii) certain real and personal property located in Jasper County, South Carolina, and (iii) certain vehicles owned by the Company. The Company also sold to Mr. Skuba certain potential business opportunities which the Company decided that it had no interest in pursuing. The Company entered into two leases with a company controlled by Mr. Skuba under which the Company agreed to lease back a portion of the Drums Real Property currently used in its operations. In October 1996, one of the leases was terminated.

     The 1996 Severance Agreement further provides that until the earlier of one year from the Closing Date or a change of control of the Company, Mr. Skuba will not compete with the Company or its subsidiaries (i) in the business of landfill operation or municipal solid waste collection within a 50-mile radius of the Company's landfills operated in West Virginia, South Carolina, Kentucky and Illinois, or (ii) in the business of asbestos hauling within a 90-mile radius of the Drums Real Property. Finally, the 1996 Severance Agreement included a mutual release of all claims each of the Company and Mr. Skuba may have against the other and, for a six-year period, the Company's agreement to indemnify Mr. Skuba and maintain director and officer liability insurance coverage for Mr. Skuba.

     The Company also retained Mr. Skuba as a consultant for a period of six months with the Company having an option to retain Mr. Skuba for an additional six months pursuant to a consulting agreement (the "Consulting Agreement"). Under the Consulting Agreement, Mr. Skuba is serving as a general advisor and consultant to the Company to assist the Company on such matters related to the transition of control of the Company and negotiating acquisitions for the Company as the Company and Mr. Skuba may mutually agree. In consideration for performing such services during the first six months, the Company will provide no compensation to Mr. Skuba other than the reimbursement of his reasonable expenses and secretarial support.

     Additionally, the Company entered into a registration rights agreement with Mr. Skuba ("Registration Rights Agreement") providing for the registration of the remainder of Mr. Skuba's shares of Common Stock which are not being sold pursuant to the Stock Purchase Agreement and which are not yet registered under the Securities Act of 1933 (the "Securities Act"). Pursuant to the Registration Rights Agreement, the Company also agreed to register Mr. Skuba's unregistered Common Stock under the Securities Act in the event that the Company proposes to register any of its Common Stock under the Securities Act.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated the 25/th/ day of October, 1996.

                                        EASTERN ENVIRONMENTAL SERVICES, INC.


                                        By: /s/ Louis D. Paolino, Jr.
                                        -----------------------------
                                        Louis D. Paolino, Jr.
                                        Chairman of the Board, President
                                        and Chief Executive Officer