Form 10-Q
period 1996-09-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1996-11-14
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                          COMMISSION FILE NO. 0-16102

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

Registrant's Telephone No., including area code: (609) 235-6009

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

As of November 11, 1996  11,744,388 Shares of Common Stock

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   Form 10-Q

                       Quarter Ended September 30, 1996

                                     INDEX

                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Consolidated Balance Sheets - September 30, 1996
      and June 30, 1996 (Restated)                               1

   Consolidated Statements of Operations for the three
      months ended September 30, 1996 and 1995 (Restated)        3

   Consolidated Statement of Stockholders' Equity
      for the three months ended September 30, 1996 (Restated)   4

   Consolidated Statements of Cash Flows for the
     three months ended September 30, 1996 and 1995 (Restated)   5

   Notes to Consolidated Financial Statements                    7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations          10

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders    15

Item 6 - Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                      17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets
                                  (Unaudited)


                                                  SEPTEMBER 30                  JUNE 30
                                                      1996                       1996
                                                 --------------            ---------------
                                                                              (RESTATED)
ASSETS
Current assets:
 Cash and cash equivalents                        $    7,590,920           $     440,583
 Accounts receivable, less allowance for
    doubtful accounts of $1,426,583
   and $793,902                                        5,517,943               2,818,350
 Deferred income taxes                                   372,445                 372,445
 Tax refund receivable                                    74,467                  74,467
 Prepaid expenses and other current assets               904,098               1,189,688
                                                  ----------------         ---------------
Total current assets                                  14,459,873               4,895,533

Property and equipment:
 Land                                                  1,554,017                  54,017
 Landfill Sites                                       12,827,791              12,673,250
 Buildings and leasehold improvements                  1,986,504               1,126,148
 Vehicles                                              8,916,084               7,895,776
 Machinery and equipment                               6,914,492               6,375,991
 Furniture and fixtures                                1,423,608               1,392,755
                                                  ----------------        ----------------
Total property and equipment                          33,622,496              29,517,937
Accumulated depreciation and amortization           ( 13,706,450 )          ( 13,214,976 )
                                                  ----------------        ----------------
                                                      19,916,046              16,302,961

Assets held for resale                                   859,262                 859,262
Excess cost over fair market value of net assets
 acquired, net of $465,935 and $440,309
  accumulated amortization                             2,873,290                 372,096
Other Intangible assets, net of $3,209.464 and
 $3,184,614 accumulated amortization                     687,836                 662,685
Notes receivable from shareholders/officers              433,577                 432,902
Other assets, including
 $433,112 of restricted cash on deposit
 for landfill closure and insurance bonding              578,470                 505,173
                                                  ----------------        ----------------

TOTAL ASSETS                                      $   39,808,354          $   24,030,612
                                                  ================        ==============

                                                SEPTEMBER 30            JUNE 30
                                                    1996                 1996
                                               ---------------      ----------------
                                                                      (RESTATED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                        $     458,000         $    410,000
 Current maturities on long-term debt               288,176              376,482
 Current maturities on capital lease
  obligations                                     1,610,748            1,412,713
 Accounts payable                                 4,366,388            2,768,494
 Accrued expenses                                 3,855,498            1,689,037
 Income taxes payable                                69,080               57,739
 Current portion of accrued landfill
  closure and other environmental costs             870,000              870,000
                                              -----------------    -----------------
Total current liabilities                        11,517,890            7,584,465

Deferred income taxes                             1 176,062              516,062
Long-term debt                                    3,164,955            2,283,686
Capital lease obligations - long-term             3,440,516            3,383,892
Accrued landfill closure and other
 environmental costs                              2,100,526            2,088,457

Stockholders' equity:
 Common stock, $.01 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares -
  11,567,484 and 8,385,834                          115,675               83,858
 Additional paid-in capital                      21,213,714            9,061,216
 Retained earnings (deficit)                    ( 2,844,725 )          ( 894,765 )
                                               ---------------       ---------------
                                                 18,484,664            8,250,309

 Less treasury stock at cost -  39,100
  common shares                                    ( 76,259 )           ( 76,259 )
                                               ---------------       ---------------
Total stockholders' equity                       18,408,405            8,174,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 39,808,354         $ 24,030,612
                                               ===============      ================

See accompanying notes.

                     Eastern Environmental Services, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                            -------------------------
                                                             1996               1995
                                                        --------------     --------------
                                                                              (RESTATED)
Revenues                                                $  10,583,977       $ 7,495,151
Cost of revenues                                            7,993,006         5,652,103
Selling, general and administrative expenses                1,952,001         1,472,823
Merger Costs -- see Note 2                                  1,856,340              -
                                                        --------------     --------------

Operating (loss) income                                    (1,217,370)          370,225

Interest expense                                             (147,859)         (147,473)
Other income                                                   88,269            91,440
                                                        --------------     --------------
(Loss) income before income taxes                          (1,276,960)          314,192

Income tax expense -- see Note 2                              673,000            16,000
                                                        --------------     --------------

Net (loss) income                                        ($ 1,949,960)      $   298,192
                                                        ==============     ==============

Net (loss) income per share                               $     (0.18)      $      0.04
                                                        ==============     ==============

Weighted average number of shares
  outstanding                                              10,849,031         7,714,823
                                                        ==============     ==============

See accompanying notes.

                     Eastern Environmental Services, Inc.

                Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                                           ADDITIONAL         RETAINED
                           COMMON           PAID-IN           EARNINGS            TREASURY           GRAND
                            STOCK           CAPITAL           (DEFICIT)            STOCK             TOTAL
                           -------         ----------       ------------         ----------         -------
Balance at
 June 30, 1996
 (Restated)               $ 83,858        $ 9,061,216      $   (894,765)        $ (76,259)      $  8,174,050

Exercise of
 common stock
 options and warrants          154             33,409                 0                 0             33,563

Proceeds from sale
 of 2,625,000 shares of
 common stock, less
 commissions and
 issuance expenses of
 $724,248                   26,250          9,749,502                 0                 0          9,775,752

Common stock issued in
 purchase acquisitions       5,413          2,369,587                 0                 0          2,375,000

Net loss                         0                  0        (1,949,960)                0         (1,949,960)
                           -------         ----------       -------------        ----------       ------------

Balance at
 September 30, 1996       $115,675        $21,213,714      $ (2,844,725)        $ (76,259)      $ 18,408,405
                           =======         ==========       ============         =========       ============

See accompanying notes.

                      Eastern Environmental Services, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                         ---------------------
                                                         1996             1995
                                                     ---------------    -----------
                                                                        (RESTATED)
OPERATING ACTIVITIES
Net (loss) income                                    ($ 1,949,960)      $   298,192

Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                           541,949           760,792
  Provision for losses on receivables                      40,000                --
  Landfill closure costs                                   12,069            34,847
  Deferred income taxes                                   660,000                --
  Changes in operating assets and liabilities:
   Accounts receivable                                 (1,119,277)           55,070
   Tax refund receivable                                     -               79,404
   Prepaid expenses                                       343,280           274,865
   Other assets                                           (73,297)         (192,702)
   Accounts payable                                      (133,639)           26,010
   Accrued expenses                                     1,490,970           (94,240)
   Income taxes payable                                    11,341            14,376
                                                     --------------     ------------
Net cash (used in) provided by operating activities  ($   176,564)      $ 1,256,614

See accompanying notes.

                      Eastern Environmental Services, Inc.

                                  (Unaudited)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                                 ----------------------
                                                1996               1995
                                            ---------------    -------------
                                                                (RESTATED)
INVESTING ACTIVITIES
Acquisition of business,
 net of cash acquired                           ($ 410,000)    $    -
Development of landfill sites                     (154,542)       (764,360)
Purchase of property and equipment              (2,262,819)       (480,189)
Landfill closure and insurance
 bonding deposits                                  -               100,586
                                            ---------------    -------------
Net cash used in investing activities           (2,827,361)     (1,143,963)

FINANCING ACTIVITIES
Proceeds from revolving line of credit,
 long-term debt and capital lease obligations      837,230       1,290,623
Payments on revolving line of credit,
 long-term debt and capital lease obligations     (491,608)     (1,722,175)
Net payments on note payable
 to shareholder/officer                               (675)        (42,457)
Net proceeds from issuance of
 common stock                                    9,809,315         918,750
                                             -------------   -------------
Net cash provided by financing activities       10,154,262         444,741

Net increase in cash and cash equivalents        7,150,337         557,392
Cash and cash equivalents at beginning
 of period                                         440,583         925,514
                                             -------------   -------------
Cash and cash equivalents at end
 of period                                   $   7,590,920   $   1,482,906
                                             =============   =============


See accompanying notes.

                     Eastern Environmental Services, Inc.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Eastern Environmental Services, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results of operations for the interim periods presented. The Company has restated the previously issued financial statements for the three months ended September 30, 1995 to reflect the acquisition of Super Kwik, Inc., accounted for using the "pooling of interests" method of accounting. The June 30, 1996 consolidated balance sheet was also restated to include the acquisition of Super Kwik, Inc. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.  BUSINESS COMBINATIONS

From July 2, 1996 to September 27, 1996, the Company expanded its waste collection and hauling operations through the acquisition of five businesses. The aggregate of their business acquisitions are significant to the company. Four of the five acquisitions noted below were accounted for under the purchase method of accounting, accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and their results of operations are included in the accompanying combined statements of operation since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net tangible assets acquired has been allocated to goodwill. The purchase price allocation is based on preliminary estimates as of the acquisition date.

On July 2, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Allied Environmental Services, Inc. and its affiliated corporation ("Allied") in exchange for 116,667 unregistered shares of the Company's common stock. Allied was founded in 1991 and is in the business of arranging for the transportation and disposal of soils and special waste products.

On July 27, 1996, the Company purchased certain assets of K Hydraulics, Inc. ("K") in exchange for 33,333 unregistered shares of the Company's common stock. "K" conducted a municipal solid waste collection business in Philadelphia, Pennsylvania performing principally long-haul transportation of municipal and other special wastes.

On August 1, 1996, the Company purchased the assets of Eastern Waste of Philadelphia, Inc. ("Eastern Waste") for 391,250 unregistered shares of the Company's stock. Eastern Waste conducts a municipal solid waste collection business in Philadelphia, Pennsylvania.

On September 17, 1996, the Company purchased certain assets of Olney Sanitary System ("Olney") for $410,000 in cash. Olney operates a municipal solid waste collection business in the southeast Illinois market. The waste collected by Olney will be disposed of at the Company's Illinois landfill upon construction.

On September 27, 1996, the Company completed its merger with Super Kwik, Inc. and Waste Maintenance Services, Inc., (collectively referred to as "Super Kwik, Inc."), and approximately 2,308,176 shares of the Company's common stock were issued in exchange for all outstanding shares of Super Kwik, Inc. and Waste Maintenance Services, Inc. Super Kwik operates a municipal solid waste collection business in southern New Jersey, operating over 75 collection vehicles and serving more than 29,000 customers. The transaction has been accounted for by using the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements include the accounts of Super Kwik, Inc. for all periods presented.

Combined and separate results of operation of the Company and Super Kwik, Inc. for the restated periods included in this report are as follows (in thousands):

                             EASTERN
                          ENVIRONMENTAL     SUPER
                          SERVICES, INC.  KWIK, INC.  ADJUSTMENTS  COMBINED
                          --------------  ----------  -----------  --------
Three months ended
September 30, 1996
 Revenues                     $4,897       $  5,687         -       $ 10,584
 Net income (loss)                55            511    (2,516)(1)     (1,950)

Three months ended
September 30, 1995
 Revenues                     $2,270       $  5,225         -       $  7,495
 Net income (loss)                 3            311         -            314

(1) As discussed within this report, adjustments include merger costs relating to the acquisition of Super Kwik, Inc. of $1,856,000 and a tax provision of $660,000 relating to the recording of a deferred tax liability with the termination of Super Kwik, Inc. previous S Corporation status at the date of the merger.

3.  INCOME TAXES

The Company has recorded an income tax provision of $673,000 for the quarter ended September 30, 1996. This provision is primarily related to the completion of the merger with Super Kwik, Inc. Prior to the merger date, Super Kwik, Inc. was an S Corporation for income tax reporting purposes. Effective as of the date of the merger, the S Corporation election has terminated. The Company has recorded a deferred tax liability as of the date of the merger resulting in an income tax provision of $660,000. The Company's net deferred tax liability is attributable primarily to the differences between the net book and tax bases of assets held as of the merger date.

4.  USE OF ESTIMATES

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

5.  SUBSEQUENT EVENTS

On November 8, 1996, the Company acquired a construction and demolition debris landfill in Ocala, Florida for approximately $518,000 in cash and $368,000 in restricted common stock of Eastern Environmental Services, Inc. Additionally, the Company announced the pending acquisition of certain assets of Waste Services, Inc. ("WSI") for approximately $26,859,000 of common stock and assumption of debt.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage that each item in the Consolidated Statements of Operations bears to total revenues.

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                            1996           1995
                                       ------------    ------------
                                                        (RESTATED)
Revenues..........................          100.0          100.0

Cost of revenues..................           75.5           75.4
Selling, general and
 administrative expenses..........           18.5           19.6
Merger Costs......................           17.5            --
                                          ---------      ---------

Operating (loss) income...........         ( 11.5 )          5.0

Interest expense..................          ( 1.4 )        ( 2.0 )
Other income......................             .8            1.2
                                          ---------      ---------

(Loss) income before
  income taxes....................         ( 12.1 )          4.2

Income taxes......................            6.3            --
                                          ---------      ---------
Net (loss) income.................         ( 18.4 )          4.2

Depreciation and amortization
  included in above costs.........            5.1           10.1

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenue increased 41% or $3,089,000 from $7,495,000 for the three months ended September 30, 1995 to $10,584,000 for the three months ended September 30, 1996. The most significant factor affecting the increase in revenues was the effect of acquisitions including Allied Environmental Services, Inc. and K Hydraulics, Inc., which contributed revenues of $1,916,000 and $708,000, respectively, for the three months ended September 30, 1996. Additionally, the acquisitions of Eastern Waste of Philadelphia, Inc. and Olney Sanitary System added $361,000 of revenues to the current quarter reported. Super Kwik, Inc., accounted for as a pooling of interest, contributed revenues of $5,687,000 and $5,225,000, respectively, for the three months ended September 30, 1996 and 1995. Revenues, net of disposal, increased slightly at the Company's previously owned long-haul transportation operations largely due to less dependance on asbestos hauling and movement to hauling other special waste products. Overall, revenues for the Company's landfill decreased $197,000, or 17%. The Company's West Virginia landfill's revenues increased 12% over the same period for the prior year; however, revenue decreased at the Company's Kentucky landfill with the cessation of operations of the Kentucky transfer station on July 1, 1996.

Cost of revenues for the three months ending September 30, 1996 increased from the same period in fiscal 1995 by approximately $2,341,000 or 41% to $7,993,000. This increase in cost of revenues is primarily due to the impact of new business acquisitions of $2,430,000 for the three months ended September 30, 1996. Cost of revenues related to Super Kwik, Inc. were $4,278,000 and $3,959,000, for the three months ended September 30, 1996 and 1995, respectively. Cost of revenues as a percent of revenues for the Company's previously existing operations was approximately 75% for both the three months ended September 30, 1996 and 1995.

In the first quarter of fiscal 1997, the Company incurred $1,856,000 of merger costs related to the acquisition of Super Kwik, Inc. Merger costs include $193,000 of transaction costs, and $1,663,000 of costs related to integrating operations.

Selling, general and administrative expenses ("SG&A") increased $479,000 or 32.5% from $1,473,000 in the first three months of fiscal 1996 to $1,952,000 in the first three months of fiscal 1997; however, decreased slightly as a percent of revenues from 19.6% in fiscal 1996 to 18.5% in fiscal 1997 as a result of integrating operations. SG&A expenses include substantially all corporate overhead costs including the costs relating to the accounting, finance, legal and engineering departments as well as the SG&A costs specifically attributed to the landfill waste hauling and collection operations.

Other income decreased $3,000 for the three months ended September 30, 1997 compared to the same three months of fiscal 1996. This increase included a $52,000 increase in interest income, reflecting earnings on the private placement funds received in August of the current year. Interest expense remained relatively constant.

The current year tax provision principally relates to the completion of the merger with Super Kwik, Inc. and reflects the recording of a deferred tax liability as of the date of the merger, the date Super Kwik's S Corporation election was terminated. An effective tax rate less than the federal and state statutory rates in the prior year was primarily due to a valuation allowance recorded reducing the current and prior year tax benefit of net operating loss carryforwards.

As a result of factors discussed above, a loss of ($ 1,949,960) or ($ 0.18) per share was recognized for the three months ended September 30, 1996 as compared to income of $298,192 or $0.04 per share for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company operates in an industry that requires substantial amounts of working capital and significant capital investment. The Company's capital requirements include working capital needs to maintain daily operations, capital expenditures for cell construction and expansion of its landfill sites, equipment purchases and acquisitions. The Company's plans to meet these capital needs from internally generated funds and from various financing sources available to the Company, including debt financing and the issuance of common stock.

As of September 30, 1996, the Company had working capital of $2,942,000 (a ratio of current assets to current liabilities of 1.26:1), including cash and cash
equivalents of $7,591,000.   Current liabilities of $7,584,000 exceeded current
assets of $4,896,000 at June 30, 1996. For the first three months of 1997, net cash used in operations was approximately $177,000, with net cash from financing activities of approximately $10,154,000, including net proceeds of $9,776,000 from private placements of the Company's stock. A significant portion of working capital expended during the period, approximately $2,827,000 was used to fund the acquisition of property and equipment, including $154,000 related to the permitting and development of landfill space, $2,263,000 for the purchase of operating equipment and real estate, and $410,000 relating to purchase acquisitions.

The Company's operations to date have required substantial amounts of working capital and the Company expects to expend substantial funds to support the expansion of its disposal and transportation operations. Significant working capital will be required to construct initial disposal space at the Company's Illinois landfill for which the Company received a development permit. Likewise, capital will be required to construct initial disposal space at the Company's Kentucky landfill for which the Company received the final construction permit on October 16, 1996. The Company estimates that it requires approximately $5,000,000 to construct the infrastructure and initial disposal space at the Illinois and Kentucky sites, and expects additional capital expenditures of approximately $2,500,000 for the Company's other operations. The Company has recently addressed its capital need through private placements of the stock which generated net proceeds of $9,776,000 in the first quarter ended September 30, 1996.

The Company completed the merger with Super Kwik, Inc. and Waste Maintenance Services, Inc. on September 27, 1996 which is anticipated to have a continued positive impact on cash flow and liquidity in fiscal 1997.

The Company's business strategy is to grow through acquisitions of disposal and collection operations as well as internal sales growth and improvements in waste internalization. The Company has issued equity securities to consummate acquisitions and expects to continue to do so in the future. The Company's future growth will depend greatly upon its ability to raise additional capital. Management believes that it can arrange the necessary financing required to accomplish its business plan; however, to the extent that the Company is not successful in its future financing strategies the Company's growth could be limited.

On September 25, 1996, the Company consummated a new revolving credit facility with two major banks, the First National Bank of Boston and Bank of America, Illinois to provide for borrowings up to $30,000,000 for repayment of certain debt, funding of acquisitions, and to provide for up to $10,000,000 in standby letters of credit. On the date of closing, a portion of this facility, approximately $1,500,000 was utilized to refinance the remaining balance of the First Union term loan and the CoreStates revolving credit facility. At the Company's option, the interest rate on any loan under the revolving credit facility will be based on an adjusted prime rate or Eurodollar rate, as defined in the agreement. The facility matures three years from the anniversary date of its closing. The revolving credit facility, among other conditions, requires the payment of a 3/8 of 1% commitment fee on the unused balance, payable in arrears, and provides for certain restrictions on the ability of the Company to incur borrowings, sell assets, or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios, leverage ratios and profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

The Company will have financial obligations related to closure and post-closure monitoring and maintenance of the currently permitted and operating landfills. While the exact amount of future closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's three landfills will be approximately $5,893,000, of which $1,894,000 has been accrued as of September 30, 1996. The Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $27,000 - $120,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $10,000 per year for 30 years after closure at the Company's industrial landfill site. The Company has accrued $1,077,000 for post-closure obligations as of September 30, 1996, representing approximately 20% of the present value of such future cash outlays. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky and West Virginia disposal facilities. Bonds outstanding at September 30, 1996, total $1,322,000 and $315,000, as closure and post-closure financial assurance, respectively, for the Company's Kentucky landfill and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit of $626,000 and trust fund deposits of $120,000. Additionally, the Company has on deposit $196,000 as financial assurance for landfill closure and post-closure for the closed disposal area at its West Virginia disposal facility. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company anticipates that the West Virginia bonding requirements will substantially increase as the State's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3,000,000 for closure and $3,600,000 for post-closure monitoring and care. Additional collateral requirements will be imposed upon the Company which will affect profitability of the Company. The Company anticipates providing financial assurance incrementally over the life of the facility as disposal cells are constructed and certified for acceptance of waste. Additionally, the Company anticipates that issuance of the final Kentucky expansion permit, additional closure and post-closure financial assurance mechanisms will be required. The amounts are estimated at $3,300,000 for closure and $300,000 for post-closure. Proposed changes to the current Kentucky post-closure financial assurance regulations are pending and the post-closure requirements could increase to $3,000,000. Under the current financial assurance program, incremental posting of financial assurance over the life of the facility as disposal cells are constructed and certified for acceptance of waste is allowed. The Company's inability to obtain necessary bonds or letters of credit in sufficient amounts or at acceptable rates would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits.

SEASONALITY AND INFLATION

The Company experiences seasonal variations in its revenues because the volumes of certain types of wastes handled by the Company, such as asbestos and construction debris, tend to be higher in the spring and summer. In addition, during the winter, harsh weather conditions often temporarily affect the Company's ability to collect, transport, and dispose of waste, especially with the Company's West Virginia landfill and long haul transportation company.

The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on the results of operations in the near future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of Eastern Environmental Services, Inc. was held on August 8, 1996. The following proposals were submitted to a vote:
(i.) to approve a private placement of up to 2,500,000 shares of the Company's common stock at $4.00 per share; (ii.) to amend the Certificate of Incorporation of the Company to increase the authorized common stock of the Company to 50,000,000; (iii.) to approve the Company's 1996 Stock Option Plan. All proposals were adopted by the shareholders. The voting was as follows:


                            Votes      Votes                   Broker
                             For      Against   Abstentions   Non-Votes
                          ---------   -------   -----------   ---------
Private Placement         3,632,913    18,910      1,300            0

Increase in Authorized
   Shares                 3,553,713    98,310      1,100            0

1996 Stock Option Plan    3,565,613    86,010      1,500            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          10.39 Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois

     (b)  Current Reports on Form 8-K or 8-K/A:

          1. The Company filed a report on Form 8-K, dated July 2, 1996, under Item 2, to report its acquisition of substantially all of the assets of Allied Environmental Services, Inc., and Allied Environmental Services West, Inc.

           2. On September 16, 1996, the Company filed a report on Form 8-K/A, Amendment No. 1, dated July 2, 1996, under Item 7, to provide historical audited financial statements of the business acquired for the years ended December 31, 1995 and December 31, 1994 and unaudited pro forma financial information for the twelve months ended June 30, 1996 with respect to its acquisition of Allied Environmental Services, Inc. and Allied Environmental Services West, Inc.

           3. The Company filed a report on Form 8-K, dated September 27, 1996, under Item 2, to report the acquisition and merger of Super Kwik, Inc. and Waste Maintenance Services, Inc. into a wholly owned subsidiary of the Company. Historical financial statements for the acquired companies and pro forma financial information required under "Item 7. Financial Statements and Exhibits" will be filed on Form 8-K Amendment No. 1 by December 10, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                     EASTERN ENVIRONMENTAL SERVICES, INC.



                     BY:    /s/ Louis D. Paolino, Jr.
                            --------------------------------
                            Louis D. Paolino, Jr.
                            Chairman


                     BY:    /s/ Gregory M. Krzemien
                            --------------------------------
                            Gregory M. Krzemien
                            Chief Financial Officer


DATE:   November 13, 1996