Form 10-Q
period 1996-12-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1997-02-14
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 0-16102

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

As of February 11, 1997                       13,244,807 Shares of Common Stock

                     Eastern Environmental Services, Inc.

                                   Form 10-Q

                        Quarter Ended December 31, 1996



                                     Index

                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets - December 31, 1996
     and June 30, 1996 (Restated)                                         1

  Consolidated Statements of Operations for the three
     months ended December 31, 1996 and 1995 (Restated)                   3

  Consolidated Statements of Operations for the six
     months ended December 31, 1996 and 1995 (Restated)                   4

  Consolidated Statement of Stockholders' Equity
     for the six months ended December 31, 1996 (Restated)                5

  Consolidated Statements of Cash Flows for the
     six months ended December 31, 1996 and 1995 (Restated)               6

  Notes to Consolidated Financial Statements                              8

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12

PART II - OTHER INFORMATION

Item 2 -  Changes in Securities                                          18
Item 6 -  Exhibits and Reports on Form 8-K                               18


Signatures                                                               20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      Eastern Environmental Services, Inc.

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                        December 31          June 30
                                                           1996               1996
                                                        -----------        ------------
                                                                            (Restated)
Assets
Current assets:
 Cash and cash equivalents                              $  5,107,323       $    440,583
 Accounts receivable, less allowance for
  doubtful accounts of $1,552,841
  and $793,902                                             6,879,776          2,818,350
 Deferred income taxes                                       442,035            372,445
 Tax refund receivable                                        45,296             74,467
 Prepaid expenses and other current assets                 2,341,444          1,189,688
                                                        ------------       ------------
Total current assets                                      14,815,874          4,895,533

Property and equipment:
 Land                                                      1,869,224             54,017
 Landfill Sites                                           29,388,892         12,673,250
 Buildings and leasehold improvements                      2,756,136          1,126,148
 Vehicles                                                  9,556,470          7,895,776
 Machinery and equipment                                   8,666,192          6,375,991
 Furniture and fixtures                                      900,743          1,392,755
                                                        ------------       ------------
Total property and equipment                              53,137,657         29,517,937
Accumulated depreciation and amortization                (13,781,147)       (13,214,976)
                                                        ------------       ------------
                                                          39,356,510         16,302,961

Assets held for resale                                       521,512            859,262
Excess cost over fair market value of net assets
 acquired, net of $509,178 and $440,309
 accumulated amortization                                  9,506,766            372,096
Other intangible assets, net of $3,237,483 and
 $3,184,614 accumulated amortization                       1,059,814            662,685
Notes receivable from shareholders/officers                  432,902            432,902
Other assets, including $512,914 and $433,112
  of restricted cash on deposit for landfill
 closure and insurance bonding                               863,181            505,173
                                                        ------------       ------------

Total assets                                            $ 66,556,559       $ 24,030,612
                                                        ============       ============


                                                   December 31         June 30
                                                      1996              1996
                                                  -------------      ------------
                                                                      (Restated)
Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                             $  --            $ 410,000
   Current maturities on long-term debt               735,543           376,482
   Current maturities on capital lease
     obligations                                    1,391,283         1,412,713
   Accounts payable                                 4,385,943         2,768,494
   Accrued expenses                                 6,680,539         1,689,037
   Income taxes payable                                98,980            57,739
   Current portion of accrued landfill
     closure and other environmental costs            870,000           870,000
                                                  -----------       -----------
Total current liabilities                          14,162,288         7,584,465

Deferred income taxes                               2,209,007           516,062
Long-term debt                                     18,444,535         2,283,686
Capital lease obligations - long-term               2,649,362         3,383,892
Accrued landfill closure and other
   environmental costs                              7,762,679         2,088,457

Stockholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares -
     12,091,061 and 8,385,834                         120,911            83,858
   Additional paid-in capital                      23,023,700         9,061,216
   Retained earnings (deficit)                     (1,739,664)         (894,765)
                                                  -----------       -----------
                                                   21,404,947         8,250,309

   Less treasury stock at cost -  39,100
     common shares                                    (76,259)          (76,259)
                                                  -----------       -----------
Total stockholders' equity                         21,328,688         8,174,050
                                                  -----------       -----------
Total liabilities and stockholders' equity        $66,556,559       $24,030,612
                                                  ===========       ===========

See accompanying notes.

                      Eastern Environmental Services, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)



                                                          Three Months Ended
                                                             December 31
                                                    ------------------------------
                                                        1996             1995
                                                    -------------    -------------
                                                                      (Restated)
Revenues                                             $11,399,672      $ 6,892,164
Cost of revenues                                       8,448,673        5,466,991
Selling, general and administrative expenses           1,705,399        1,702,460
                                                     -----------      -----------

Operating income (loss)                                1,245,600         (277,287)

Interest expense                                        (237,387)        (113,645)
Other income                                             118,409              837
                                                     -----------      -----------
Income (loss) before income taxes                      1,126,622         (390,095)

Income tax expense                                        21,561                0
                                                     -----------      -----------

Net income (loss)                                    $ 1,105,061      $  (390,095)
                                                     ===========      ===========

Net income (loss) per share                          $       .09      $      (.05)
                                                     ===========      ===========

Weighted average number of shares
  outstanding                                         12,909,130        7,957,403
                                                     ===========      ===========



See accompanying notes.

                      Eastern Environmental Services, Inc.

                     Consolidated Statements of Operations
                                  (Unaudited)



                                                           Six Months Ended
                                                             December 31
                                                    ------------------------------
                                                        1996             1995
                                                    -------------    -------------
                                                                      (Restated)

Revenues                                             $21,983,649      $14,387,315
Cost of revenues                                      16,441,679       11,119,094
Selling, general and administrative expenses           3,657,400        3,175,283
Merger costs -  See Note 2                             1,856,340                0
                                                     -----------      -----------

Operating income                                          28,230           92,938

Interest expense                                        (385,246)        (261,118)
Other income                                             206,678           92,277
                                                     -----------      -----------
Loss before income taxes                                (150,338)         (75,903)

Income tax expense - See Note 3                          694,561           16,000
                                                     -----------      -----------

Net loss                                             $  (844,899)     $   (91,903)
                                                     ===========      ===========

Net loss per share                                   $      (.08)     $      (.01)
                                                     ===========      ===========

Weighted average number of shares
  outstanding                                         10,990,888        7,700,392
                                                     ===========      ===========

See accompanying notes.

                      Eastern Environmental Services, Inc.

                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)





                                                   Additional        Retained
                                      Common        Paid-In          Earnings          Treasury          Grand
                                      Stock         Capital          (Deficit)          Stock            Total
                                    ----------    ------------    ---------------    ------------    -------------

Balance at
      June 30, 1996
      (Restated)                      $ 83,858     $ 9,061,216     $    (894,765)     $  (76,259)     $  8,174,050

Exercise of
      common stock
      options and warrants               3,358         262,393                 0               0           265,751

Proceeds from sale
      of 2,670,000 shares of
      common stock, less
      commissions and
      issuance expenses of
      $724,248                          26,700       9,929,052                 0               0         9,955,752

Common stock issued in
      Purchase acquisitions              6,970       3,751,064                 0               0         3,758,034


Common stock issued
      for consulting services               25          19,975                 0               0            20,000

Net loss                                     0               0          (844,899)              0          (844,899)
                                      --------     -----------     -------------      ----------        -----------

Balance at
      December 31, 1996               $120,911     $23,023,700     $  (1,739,664)     $  (76,259)     $ 21,328,688
                                      ========     ===========     =============      ==========       ===========

See accompanying notes.

                      Eastern Environmental Services, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                            Six Months Ended
                                                              December 31
                                                          --------------------
                                                         1996               1995
                                                    -------------       ------------
                                                                          (Restated)
Operating activities
Net loss                                              $    (844,899)    $   (91,903)

Adjustments to reconcile net loss
 to net cash provided by operating activities:
   Depreciation and amortization                          1,203,624       1,498,186
   Provision for losses on receivables                       40,000          15,000
   Landfill closure costs                                    95,195          66,204
   Deferred income taxes                                    651,561         (13,349)
   Gain on sale of property and equipment                    (4,395)         (3,719)
 Changes in operating assets and liabilities:
   Accounts receivable                                   (1,304,308)        (11,902)
   Tax refund receivable                                     29,171          79,404
   Prepaid expenses                                         129,884         330,641
   Other assets                                            (257,378)       (109,778)
   Accounts payable                                        (597,530)       (236,045)
   Accrued expenses                                         995,282        (115,039)
   Income taxes payable                                      41,241          12,326
   Accrued environmental costs                             (110,974)          --
                                                      -------------     -----------
Net cash provided by operating activities                    66,474       1,420,026




See accompanying notes.

                      Eastern Environmental Services, Inc.

                                  (Unaudited)


                                                              Six Months Ended
                                                                December 31
                                                     ----------------------------------
                                                          1996                1995
                                                     --------------      --------------
                                                                            (Restated)
Investing activities
Proceeds from sale of property and equipment                 21,976              10,600
Acquisition of businesses, net of cash acquired         (14,855,552)             --
Development of landfill sites                              (713,740)         (1,333,694)
Purchase of property and equipment                       (2,690,671)           (675,624)
Landfill closure and insurance bonding deposits             (79,802)             97,851
                                                     --------------      --------------

Net cash used in investing activities                   (18,317,789)         (1,900,867)

Financing activities
Proceeds from revolving line of credit,
 long-term debt and capital lease obligations            17,943,647           1,860,623
Payments on revolving line of credit,
 long-term debt and capital lease obligations            (5,247,095)         (2,343,990)
Net payments on note payable
 to shareholder/officer                                      --                 (42,457)
Net proceeds from issuance of
 common stock                                            10,221,503             927,500
                                                     --------------      --------------

Net cash provided by financing activities                22,918,055             401,676
                                                     --------------      --------------
Net increase (decrease) in cash and
 cash equivalents                                         4,666,740             (79,165)
Cash and cash equivalents at beginning
 of period                                                  440,583             950,514
                                                     --------------      --------------
Cash and cash equivalents at end
 of period                                           $    5,107,323      $      871,349
                                                     ==============      ==============


See accompanying notes.

                     Eastern Environmental Services, Inc.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Eastern Environmental Services, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation. These financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of results of operations for the interim periods presented. The Company has restated the previously issued financial statements for the six months ended December 31, 1995 to reflect the acquisition of Super Kwik, Inc., accounted for using the "pooling of interests" method of accounting. The June 30, 1996 consolidated balance sheet was also restated to include the acquisition of Super Kwik, Inc. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.  Business Combinations

From July 2, 1996 to December 10, 1996, the Company expanded its waste collection and hauling operations through the acquisition of seven businesses. The aggregate of these business acquisitions are significant to the company. Six of the seven acquisitions noted below were accounted for under the purchase method of accounting, accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair value at the date of acquisition and their results of operations are included in the accompanying combined statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net tangible assets acquired have been allocated to goodwill. The purchase price allocation is based on preliminary estimates as of the acquisition date.

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

On August 1, 1996, the Company purchased the assets of Eastern Waste of Philadelphia, Inc. ("Eastern Waste") for 391,250 unregistered shares of the Company's common stock. Eastern Waste conducts a municipal solid waste collection business in Philadelphia, Pennsylvania.

On September 17, 1996, the Company purchased certain assets of Olney Sanitary System Inc. ("Olney") for $410,000 in cash. Olney operates a municipal solid waste collection business in the southeast Illinois market. The waste collected by Olney will be disposed of at the Company's Illinois landfill upon construction.

On September 27, 1996, the Company completed its merger with Super Kwik, Inc. and Waste Maintenance Services, Inc., (collectively referred to as "Super Kwik, Inc."), and approximately 2,308,176 unregistered shares of the Company's common stock were issued in exchange for all outstanding shares of Super Kwik, Inc. and Waste Maintenance Services, Inc. Super Kwik operates a municipal solid waste collection business in southern New Jersey, operating over 75 collection vehicles and serving more than 29,000 customers. The transaction has been accounted for by using the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements include the accounts of Super Kwik, Inc. for all periods presented.

On November 8, 1996, the Company purchased the stock of Bayside of Marion, Inc. for $518,000 in cash and 46,004 unregistered shares of the Company's common stock. Bayside operates a construction and demolition debris landfill in Ocala, Florida.

On December 10, 1996, the Company completed the purchase of the stock of R&A Bender, Inc. and certain real estate owned by R&A Bender Property, Ltd. ("R&A Bender") for total consideration of approximately $17,484,000, including 106,667 unregistered shares of the Company's common stock. R&A Bender operates a 278-acre Subtitle D municipal solid waste landfill and a waste collection business in south central Pennsylvania. The collection operation includes over 25 collection vehicles and serves more than 24,000 customers. Waste collected by the collection operation is disposed of in the landfill as well as a portion of the special waste collected by the Company's existing long haul transportation operations.

Combined and separate results of operations of the Company and Super Kwik, Inc. for the restated periods included in this report are as follows (in thousands):


                                Eastern
                             Environmental       Super
                            Services, Inc.     Kwik, Inc.       Adjustments      Combined
                            ---------------    ----------     ---------------    ---------

Six months ended
December 31, 1996
  Revenues                       $10,492        $11,492             --            $21,984
  Net income (loss)                  342          1,329            (2,516)(1)        (845)

Six months ended
December 31, 1995
  Revenues                       $ 4,183        $10,204             --            $14,387
  Net income (loss)                 (186)            94             --                (92)

     (1) As discussed within this report, adjustments include merger costs relating to the acquisition of Super Kwik, Inc. of $1,856,000 and a tax provision of $660,000 relating to the recording of a deferred tax liability with the termination of Super Kwik, Inc. previous S corporation status at the date of the merger.

3.  Income Taxes

The Company has recorded an income tax provision of $695,000 for the six months ended December 31, 1996. This provision is primarily related to the completion of the merger with Super Kwik, Inc. Prior to the merger date, Super Kwik, Inc. was an S Corporation for income tax reporting purposes. Effective as of the date of the merger, the S Corporation election was terminated. The Company has recorded a deferred tax liability as of the date of the merger resulting in an income tax provision of approximately $660,000. The Company's net deferred tax liability is attributable primarily to the differences between the net book and tax bases of assets held as of the merger date.

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

5.  Subsequent Events

On January 31, 1997, the Company acquired all of the stock of the Donno Company, Inc., Residential Service, Inc., Suffolk Waste Systems, Inc., and NRT Realty Corp., (collectively referred to as "Donno") in exchange for approximately 1,138,000 shares of the Company's common stock. Donno is a group of residential and commercial waste collection and recycling operations in Long Island, NY. This combination is anticipated to be accounted for using the pooling of interests method of accounting.

The following unaudited consolidated pro forma information presents the revenues, net loss and loss per share as if the acquisition had occurred at the beginning of the years presented. Pro forma revenues, net loss, and loss per share are not necessarily indicative of the revenues, net loss and loss per share that would have occurred had the merger occurred at the beginning of the years presented or the results which may occur in the future.


                                                                              6 Months
                                                                                Ended
                                                    Year ended June 30        December 31,
                                             1994          1995       1996       1996
                                             ---------------------------------------------
                                                          (Unaudited)
                                                        (000's omitted)
Revenues                                     $ 37,328    $ 40,127    $ 39,522    $ 28,507
Loss from continuing operations              $   (115)   $    (83)   $ (4,038)   $   (769)
Loss per share                               $   (.01)   $   (.01)   $   (.45)   $   (.06)

The preceding unaudited consolidated pro forma information does not contain any adjustments to conform the accounting policies of Donno to that of the Company. Donno currently uses a modified cash method of accounting for income taxes. The Company has not completed its review of Donno's tax accounts, and therefore, is unable to record any adjustment to income taxes for purposes of the pro forma information. Management does not believe that amounts to record other adjustments to conform accounting policies will be significant.

Additionally, the Company previously announced the pending acquisition of certain assets of Waste Services, Inc. ("WSI") for approximately $26,859,000 of common stock and assumption of debt. The acquisition has not been completed and is still pending the issuance of a business license to the Company by the City of New York Trash Waste Commission ("TWC") and approval of the acquisition by the TWC.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following table presents, for the periods indicated, the percentage that each item in the Consolidated Statements of Operations bears to total revenues.


                                           Six Months Ended
                                              December 31
                                  ---------------------------------
                                      1996                 1995
                                    --------             --------
                                                         (Restated)

Revenues.........................     100.0                100.0

Cost of revenues.................      74.8                 77.3
Selling, general and
 administrative expenses.........      16.6                 22.1
Merger Costs.....................       8.5                   --
                                     ------               ------

Operating income.................        .1                   .6

Interest expense.................      (1.8)                (1.8)
Other income.....................       1.0                   .7
                                     ------               ------

 Loss before
  income taxes...................       (.7)                 (.5)

Income taxes.....................       3.2                   .1
                                     ------               ------

Net loss.........................      (3.9)                 (.6)
                                     ======               ======

Depreciation and amortization
  included in above costs........       5.5                 10.4

Results of Operations for the Six Months Ended December 31, 1996 Compared to the Six Months Ended December 31, 1995

Revenue increased 53% or $7,597,000 from $14,387,000 for the six months ended December 31, 1995 to $21,984,000 for the six months ended December 31, 1996. The most significant factor affecting the increase in revenues was the effect of acquisitions including Allied Environmental Services, Inc. and K Hydraulics, Inc., which contributed revenues of $4,257,000 and $1,831,000, respectively, for the six months ended December 31, 1996. Additionally, the acquisitions of Eastern Waste of Philadelphia, Inc., Olney Sanitary System, Inc., R&A Bender, Inc., and Bayside of Marion,Inc. added $869,000 to the current six month results as reported. Super Kwik, Inc., accounted for as a pooling of interest, contributed revenues of $11,492,000 and $10,204,000, respectively, for the six months ended December 31, 1996 and 1995. Revenues, net of disposal, increased slightly at the Company's previously owned long-haul transportation operations largely due to marketing integration with K Hydraulics in handling less seasonal special wastes in addition to its strong presence in asbestos hauling. The Company's West Virginia landfill's revenues increased 9% over the same period for the prior year; however, revenue decreased at the Company's Kentucky landfill with the cessation of operations of the Kentucky transfer station on July 1, 1996.

Cost of revenues for the six months ending December 31, 1996 increased from the same period in fiscal 1996 by approximately $5,323,000 or 48% to $16,442,000. This increase in cost of revenues is primarily due to the impact of new business acquisitions of $5,218,000 for the six months ended December 31, 1996. Cost of revenues related to Super Kwik, Inc. were $8,829,000 and $7,977,000, for the six months ended December 31, 1996 and 1995, respectively. Cost of revenues as a percent of revenues was approximately 75% and 77%, respectively, for the six months ended December 31, 1996 and 1995. An increase in the percentage of disposal revenues to total revenues and synergies gained through continued integration of businesses acquired contributed to this noted improvement.

Additionally, in the first quarter of fiscal 1997, the Company incurred $1,856,000 of merger costs related to the acquisition of Super Kwik, Inc. Merger costs include $193,000 of transaction costs, and $1,663,000 of costs related to integrating operations.

Selling, general and administrative expenses ("SG&A") increased $482,000 or 15% from $3,175,000 in the first six months of fiscal 1996 to $3,657,000 in the first six months of fiscal 1997 and decreased as a percent of revenues from 22% in fiscal 1996 to 17% in fiscal 1997. SG&A reductions as a percent of revenues reflect certain cost savings related to economies of scale in restructuring the Company's insurance programs and overall efficiencies gained through integrating acquisitions. SG&A expenses include substantially all corporate overhead costs including the costs relating to the accounting, finance, legal and engineering departments as well as the SG&A costs specifically attributed to the landfill waste hauling and collection operations.

Other income increased $115,000 for the six months ended December 31, 1996 compared to the same six months of fiscal 1996. This increase in other income included a $87,000 increase in interest income, reflecting earnings on the private placement funds received in August of the current year. Interest expense increased $124,000 for the six months ended December 31, 1996, compared to the same six months of fiscal 1996. This increase is largely the result of borrowings on the credit facility for the purchase of R & A Bender, Inc. and increased interest expense related to Super Kwik, Inc. for the purchase of real estate and an increase in equipment financing over the prior year.

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

As a result of factors discussed above, a loss of ( $844,899) or ( $.08 ) per share was recognized for the six months ended December 31, 1996 as compared to a loss of ($91,903) or ($.01) per share for the six months ended December 31, 1995.


Results of Operations for the Three Months Ended December 31, 1996 Compared to the Three Months Ended December 31, 1995

Results of operations for the three months ended December 31, 1996, compared to the three months ended December 31, 1995 reflects an increase in net sales of $4,508,000, and an increase in net income of $1,495,000, or $.14 per share. These changes were attributable to the same factors discussed previously with respect to the six month periods ending December 31, 1996, and December 31, 1995.


Liquidity and Capital Resources

The Company operates in an industry that requires substantial amounts of working capital and significant capital investment. The Company's capital requirements include working capital needs to maintain daily operations, capital expenditures for cell construction and expansion of its landfill sites, equipment purchases and acquisitions. The Company plans to meet these capital needs from internally generated funds and from various financing sources available to the Company, including debt financing and the issuance of common stock.

As of December 31, 1996, the Company had working capital of $654,000 (a ratio of current assets to current liabilities of 1.05:1), including cash and cash equivalents of $5,107,000. Current liabilities of $7,584,000 exceeded current assets of $4,896,000 at June 30, 1996. For the first six months of fiscal 1997, net cash provided by operations was approximately $66,000, with net cash from financing activities of approximately $22,918,000, including net proceeds of $9,956,000 from private placements of the Company's stock. A significant portion of working capital expended during the period, approximately $18,261,000, was used to fund the acquisition of property and equipment, including $714,000 related to the permitting and development of landfill space, $2,691,000 for the purchase of operating equipment and real estate, and $14,856,000 relating to purchase acquisitions.

The Company's operations to date have required substantial amounts of working capital and the Company expects to expend substantial funds to support the expansion of its disposal and transportation operations. Significant working capital will be required to construct initial disposal space at the Company's Illinois landfill for which the Company received a development permit. Likewise, capital will be required to construct initial disposal space at the Company's Kentucky landfill for which the Company received the final construction permit on October 16, 1996. The Company estimates that it requires approximately $4,000,000 to construct the infrastructure and initial disposal space at the Illinois and Kentucky sites, and expects additional capital expenditures of approximately $6,000,000 for the Company's other operations through June 30, 1997. The Company has addressed its capital need through private placements of the stock which generated net proceeds of $9,956,000 in the six months ended December 31, 1996 and the securing of a $50 million revolving credit facility with the First National Bank of Boston and Bank of America, Illinois. The Company completed the merger with Super Kwik, Inc. and Waste Maintenance Services, Inc. on September 27, 1996 and the acquisition of the operations of R&A Bender, Inc. on December 10, 1996, which are anticipated to have a continued positive impact on cash flow and liquidity in fiscal 1997.

The Company's business strategy is to grow through acquisitions of disposal and collection operations as well as internal sales growth and improvements in waste internalization. The Company has issued equity securities to consummate acquisitions and expects to continue to do so in the future. The Company's future growth will depend upon its ability to raise additional capital. Management believes that it can arrange the necessary financing required to accomplish its business plan; however, to the extent that the Company is not successful in its future financing strategies the Company's growth could be limited.

On September 25, 1996, the Company consummated a new revolving credit facility with two major banks, the First National Bank of Boston and Bank of America, Illinois to provide for borrowings up to $30,000,000. This revolving credit facility, which was increased to $50,000,000 on January 27, 1997, is available for repayment of debt, funding of acquisitions, and to provide for up to $20,000,000 in standby letters of credit. On the date of closing, a portion of this facility, approximately $1,500,000 was utilized to refinance the remaining balance of the First Union term loan and the CoreStates revolving credit facility. Additionally, net borrowings of $16,800,000 were made in the second quarter of fiscal 1997 for the purchase of R&A Bender, Inc. and to retire certain debt of Super Kwik, Inc. At the Company's option, the interest rate on any loan under the revolving credit facility will be based on an adjusted prime rate or Eurodollar rate, as defined in the agreement. The facility matures three years from the anniversary date of its closing. The revolving credit facility, among other conditions, requires the payment of a 3/8 of 1% commitment fee on the unused balance, payable in arrears, and provides for certain restrictions on the ability of the Company to incur borrowings, sell assets, or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios, leverage ratios and profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

The Company will have financial obligations related to closure and post-closure monitoring and maintenance of the currently permitted and operating landfills. While the exact amount of future closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's five operating landfills will be approximately $13,893,000 of which $3,095,000 has been accrued as of December 31, 1996. The Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $27,000 - $120,000 per year for 30 years after closure at each of the Company's municipal solid waste accepting facilities and $10,000 per year for 30 years after closure at the Company's construction and demolition landfill sites. The Company has accrued $1,538,000 for post-closure obligations as of December 31, 1996, representing approximately 20% of the present value of such future cash outlays. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky, West Virginia, and Pennsylvania disposal facilities. Bonds outstanding at December 31, 1996, total $1,637,000 and $3,500,000, as closure and post-closure financial assurance for the Company's Kentucky and Pennsylvania landfills, respectively, and $214,000 as closure financial assurance for the Company's West Virginia facility. The bonds are collateralized by irrevocable letters of credit totaling $1,226,000 and trust fund deposits of $120,000. Additionally, the Company has on deposit $196,000 and $80,000 as financial assurance for landfill closure and post-closure for the closed disposal area at its West Virginia and Florida disposal facility, respectively. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company anticipates that the West Virginia bonding requirements will substantially increase as the State's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3,000,000 for closure and $3,600,000 for post-closure monitoring and care. Additional collateral requirements will be imposed upon the Company which will affect profitability of the Company. The Company anticipates providing financial assurance incrementally over the life of the facility as disposal cells are constructed and certified for acceptance of waste. Additionally, the Company anticipates that issuance of the final Kentucky expansion permit, additional closure and post-closure financial assurance mechanisms will be required. The amounts are estimated at $3,300,000 for closure and $300,000 for post-closure. Proposed changes to the current Kentucky post-closure financial assurance regulations are pending and the post-closure requirements could increase to $3,000,000. Under the current financial assurance program, incremental posting of financial assurance over the life of the facility as disposal cells are constructed and certified for acceptance of waste is allowed. The Company's inability to obtain necessary bonds or letters of credit in sufficient amounts or at acceptable rates would have a material adverse impact on the Company's business and may preclude it from obtaining or retaining landfill operating permits.

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

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies , projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings or other aspects of operating results. Such statements are subject to a number of factors that tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the company's operations are subject to a number of uncertainties, risks and other influences, many of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

PART II
OTHER INFORMATION

Item 2. Changes in Securities

     (c)   Private Placements:

           October 8, 1996, Eastern Environmental Services, Inc. ("the Company") completed a private placement of 45,000 shares of its common stock at $4.00 per share to William C. Skuba the Company's previous Chief Executive Officer.

           On November 5, 1996, Eastern Environmental Services of Florida, Inc., a wholly owned subsidiary of the Company, acquired Bayside of Marion, Inc., a Florida based construction and demolition debris landfill, pursuant to a merger. Consideration for the acquisition included cash of $518,000 and 46,004 shares of common stock of the Company, par value $.01 per share, to certain of the sellers.

           On December 10, 1996, the Company consummated the acquisition of R&A Bender, Inc. and certain real estate owned by R&A Bender Property, Ltd., pursuant to the terms of an Agreement for the Sale and Purchase of Stock and Real Estate. Consideration for the acquisition was approximately $17,484,000 including the issuance of 106,667 shares of common stock of the Company, par value $.01 per share, to the sellers. The selling shareholders were also issued five year stock warrants for 50,000 shares of common stock of the Registrant at a per share exercise price of $9.375.

           Under all of the private placements described above, the Company has agreed to register the Shares for resale under the Securities Act of 1933 (the "Act") under certain conditions. The sale of the Shares was exempt from the registration provisions of the Act pursuant to
           Section 4(2) of the Act and or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placements may not be reoffered or resold absent registration under the Act or available exemptions form such registration requirements.

Item 6. Exhibits and Reports on Form 8-K


     (a)   Exhibits:

           10.40 First Amendment dated November 14, 1996 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois

     10.41 Second Amendment dated November 26, 1996 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois

     10.42 Employment Agreement between the Company and Willard Miller dated September 27, 1996.

     10.43 Employment Agreement between the Company and Glen Miller dated September 27, 1996.

     10.44 Warrant Agreement dated September 27, 1996, between Eastern Environmental Services, Inc. and Willard Miller for 281,907 shares. (Pursuant to instruction 2 to Item 601 of Regulation S-K, the Warrant Agreement, which is substantially identical in all material respects except as to the party thereto between the Registrant and Glen Miller has not been filed.)

     27     Financial Data Schedule

(b)  Current Reports on Form 8-K or 8-K/A:

     1. On December 9, 1996, the Company filed a report on Form 8-K/A, Amendment No. 1, dated September 27, 1996, under Item 7, to provide historical audited financial statements of the business acquired, Super Kwik, Inc. and Waste Maintenance Services, Inc., for the three years ended June 30, 1996 and unaudited pro forma financial information for the Company for the three years ended June 30, 1996 and the three months ended September 30, 1996 with respect to its acquisition and merger of Super Kwik, Inc. and Waste Maintenance Services, Inc. into a wholly owned subsidiary of the Company.

     2. The Company filed a report on Form 8-K, dated December 10, 1996, under Item 2, to report the acquisition of the stock of R&A Bender, Inc. and certain real estate of R&A Bender Property, Ltd.. Historical financial statements of R&A Bender, Inc. and R&A Bender Property, Ltd. and pro forma financial information of the Company required under "Item 7. Financial Statements and Exhibits" was filed on Form 8-K/A, Amendment No. 1 on February 11, 1997.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                             EASTERN ENVIRONMENTAL SERVICES, INC.



                             BY:    /s/ Louis D. Paolino, Jr.
                                    ------------------------------------------
                                    Louis D. Paolino, Jr.
                                    Chairman


                             BY:    /s/ Gregory M. Krzemien
                                    --------------------------------------
                                    Gregory M. Krzemien
                                    Chief Financial Officer


DATE:  February 14, 1997