Form 10-Q
period 1997-03-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1997-05-15
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1997
                          COMMISSION FILE NO. 0-16102

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

As of May 9, 1997 14,099,929 Shares of Common Stock

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   Form 10-Q

                         Quarter Ended March 31, 1997



                                     INDEX

                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1997
     and June 30, 1996 (Restated)                                  1

   Condensed Consolidated Statements of Operations for the three
     months ended March 31, 1997 and 1996 (Restated)               3

   Condensed Consolidated Statements of Operations for the nine
     months ended March 31, 1997 and 1996 (Restated)               4

   Condensed Consolidated Statement of Stockholders' Equity
     for the nine months ended March 31, 1997 (Restated)           5

   Condensed Consolidated Statements of Cash Flows for the
     nine months ended March 31, 1997 and 1996 (Restated)          6

   Notes to Condensed Consolidated Financial Statements            8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations             12

PART II - OTHER INFORMATION

Item 2 - Changes in Securities                                     17
Item 4 - Submission of Matters to a Vote of Security Holders       18
Item 6 - Exhibits and Reports on Form 8-K                          19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     Eastern Environmental Services, Inc.

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                       MARCH 31          JUNE 30
                                                         1997             1996
                                                    ---------------  ---------------
                                                                       (RESTATED)
ASSETS
Current assets:
 Cash and cash equivalents                          $    3,906,902   $    1,776,112
 Accounts receivable, less allowance for
    doubtful accounts of $ 1,519,000
    and $ 604,000                                        7,694,765        3,349,159
 Deferred income taxes                                   1,568,000          372,445
 Tax refund receivable                                           -           74,467
 Prepaid expenses and other current assets               2,173,656        1,698,753
                                                    --------------   --------------
Total current assets                                    15,343,323        7,270,936

Property and equipment:
 Land                                                    4,166,178          236,517
 Landfill sites                                         30,571,790       12,673,250
 Buildings and leasehold improvements                    6,441,336        2,098,512
 Vehicles                                               15,623,804       11,806,417
 Machinery and equipment                                15,098,307        7,553,325
 Furniture and fixtures                                  1,390,761        1,485,868
                                                    --------------   --------------
Total property and equipment                            73,292,176       35,853,889
Accumulated depreciation and amortization              (19,120,447)     (17,510,520)
                                                    --------------   --------------
                                                        54,171,729       18,343,369

Assets held for resale                                     395,059          859,262
Excess cost over fair market value of net assets
 acquired, net of $663,000 and $440,000
  accumulated amortization                              15,764,939          372,096
Other intangible assets, net of $3,344,000 and
 $3,202,000 accumulated amortization                     1,720,740          662,685
Notes receivable from shareholders/officers                463,902          432,902
Other assets, (including $538,000 and $433,000
  of restricted cash on deposit for landfill
 closure and insurance bonding)                          1,493,005          844,837
                                                    --------------   --------------

TOTAL ASSETS                                        $   89,352,697   $   28,786,087
                                                    ==============   ==============

                                               MARCH 31       JUNE 30
                                                 1997           1996
                                             ------------  ------------
                                                             (RESTATED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                      $         -   $   595,000
  Current maturities on long-term debt         1,285,312       773,702
  Current maturities on capital lease
    obligations                                1,445,100     1,240,358
  Accounts payable                             3,835,667     3,559,131
  Accrued expenses                             8,361,616     2,028,359
  Income taxes payable                            45,880        57,739
  Current portion of accrued landfill
    closure and other environmental costs      1,070,000       870,000
                                             -----------   -----------
Total current liabilities                     16,043,575     9,124,289

Deferred income taxes                          3,832,203       507,623
Long-term debt                                31,736,086     3,534,716
Capital lease obligations - long-term          2,244,432     2,774,124
Accrued landfill closure and other
  environmental costs                          8,172,364     2,424,137


Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares -
    14,095,834 and 9,523,785                     140,958        95,238
  Additional paid-in capital                  27,927,552    10,661,427
  Retained earnings (deficit)                   (668,214)     (259,208)
                                             -----------   -----------
                                              27,400,296    10,497,457

  Less treasury stock at cost -  39,100
    common shares                                (76,259)      (76,259)
                                             -----------   -----------
Total stockholders' equity                    27,324,037    10,421,198
                                             -----------   -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $89,352,697   $28,786,087
                                             ===========   ===========

See accompanying notes.

                     Eastern Environmental Services, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                --------------------------
                                                    1997          1996
                                                ------------  ------------
                                                               (RESTATED)

Revenues                                        $19,512,498   $ 9,554,544
Cost of revenues                                 12,729,563     7,589,196
Selling, general and administrative expenses      4,142,032     1,949,689
Merger costs - See Note 2                         1,480,452             -
                                                -----------   -----------

Operating income                                  1,160,451        15,659

Interest expense                                   (746,654)     (147,643)
Other income                                        192,823        61,948
                                                -----------   -----------
Income (loss) before income taxes                   606,620       (70,036)

Income tax expense (benefit) - See Note 3           244,390       (15,449)
                                                -----------   -----------

Net income (loss)                               $   362,230   $   (54,587)
                                                ===========   ===========

Net income (loss) per share                            $.02   $      (.01)
                                                ===========   ===========

Weighted average number of shares
 outstanding                                     15,446,764     9,118,255
                                                ===========   ===========


See accompanying notes.

                     Eastern Environmental Services, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                     NINE MONTHS ENDED
                                                          MARCH 31
                                                ----------------------------
                                                     1997           1996
                                                --------------  ------------
                                                                 (RESTATED)

Revenues                                        $  52,409,183   $29,020,986
Cost of revenues                                   38,026,625    23,666,269
Selling, general and administrative expenses        9,245,947     5,665,268
Merger costs -  See Note 2                          3,336,792             -
                                                -------------   -----------

Operating income (loss)                             1,799,819      (310,551)

Interest expense                                   (1,525,509)     (416,590)
Other income                                          461,089       186,538
                                                -------------   -----------
Income (loss) before income taxes                     735,399      (540,603)

Income tax expense - See Note 3                       940,405             -
                                                -------------   -----------

Net loss                                        $    (205,006)  $  (540,603)
                                                =============   ===========

Net loss per share                              $        (.02)  $      (.06)
                                                =============   ===========

Weighted average number of shares
  outstanding                                      13,316,698     8,930,968
                                                =============   ===========


See accompanying notes.

                     Eastern Environmental Services, Inc.

           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                                          ADDITIONAL    RETAINED
                                COMMON     PAID-IN      EARNINGS     TREASURY       GRAND
                                STOCK      CAPITAL     (DEFICIT)       STOCK        TOTAL
                               --------  -----------  ------------  -----------  ------------
Balance at
 June 30, 1996
 (Restated)                    $ 95,238  $10,661,427  $  (259,208)   $ (76,259)   $10,421,198

Exercise of
 common stock
 options and warrants             4,055      324,004            -            -        328,059

Proceeds from sale
 of 2,670,000 shares of
 common stock, less
 commissions and
 issuance expenses of
 $724,248                        26,700    9,929,052            -            -      9,955,752

Common stock issued in
 connection with
 incorporation of
 Apex                             7,970    3,242,030            -            -      3,250,000

Common stock issued in
 purchase acquisitions            6,970    3,751,064            -            -      3,758,034


Common stock issued
 for consulting services             25       19,975            -            -         20,000

Cash dividends paid to
 former stockholders
 of Donno Co., Inc.
 and affiliates                       -            -    (204,000)            -       (204,000)

Net loss                              -            -    (205,006)            -       (205,006)
                               --------  -----------  -----------   ----------    ------------

Balance at
 March 31, 1997                $140,958  $27,927,552  $ (668,214 )  $ (76,259)    $27,324,037
                               ========  ===========  ===========   ==========    ============


See accompanying notes.

                     Eastern Environmental Services, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           NINE MONTHS ENDED
                                                                MARCH 31
                                                            ---------------
                                                        1997               1996
                                                      --------           --------
                                                                       (RESTATED)
OPERATING ACTIVITIES
Net loss                                              $    (205,006)  $  (540,603)

Adjustments to reconcile net loss
 to net cash provided by operating activities:
  Depreciation and amortization                           3,073,817     2,354,427
  Provision for losses on receivables                       172,834        95,908
  Landfill closure costs                                    206,816        68,517
  Deferred income taxes                                     904,067       (13,349)
  Gain on sale of property and equipment                   (136,353)         (428)
 Changes in operating assets and liabilities:
  Accounts receivable                                    (1,992,988)       28,718
  Accounts payable                                       (1,955,278)     (120,968)
  Accrued expenses                                        2,745,026      (307,912)
  Income taxes payable                                       62,608        75,680
  Other                                                     113,309       731,263
                                                      -------------   -----------
Net cash provided by operating activities                 2,988,852     2,371,253



See accompanying notes.

                     Eastern Environmental Services, Inc.

                                  (Unaudited)

                                                          NINE MONTHS ENDED
                                                              MARCH 31
                                                   -------------------------------
                                                        1997             1996
                                                   ---------------  --------------
                                                                      (RESTATED)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment       $      268,727   $  (2,075,914)
Acquisition of businesses, net of cash acquired       (34,232,130)       (122,500)
Development of landfill sites                          (1,857,546)     (1,624,597)
Purchase of property and equipment                     (3,660,007)       (135,037)
Landfill closure and insurance bonding deposits           (53,209)        146,021
Marketable securities                                          --          37,383
Increase in other assets                                       --         (66,883)
                                                   --------------   -------------

Net cash used in investing activities                 (39,534,165)     (3,841,527)

FINANCING ACTIVITIES
Proceeds from revolving line of credit,
 long-term debt and capital lease obligations          31,693,650       3,498,942
Payments on revolving line of credit,
 long-term debt and capital lease obligations          (6,316,358)     (3,330,561)
Net payments on note payable
 to shareholder/officer                                   (31,000)        (42,457)
Proceeds from the incorporation of Apex                 3,250,000              --
Net proceeds from issuance of
 common stock                                          10,283,811         861,824
Cash dividends paid to former stockholders of
 Donno Company, Inc. and affiliates                      (204,000)       (153,000)
                                                   --------------   -------------

Net cash provided by financing activities              38,676,103         834,748

Net increase (decrease) in cash and
 cash equivalents                                       2,130,790        (635,526)
Cash and cash equivalents at beginning
 of period                                              1,776,112       2,972,188
                                                   --------------   -------------
Cash and cash equivalents at end
 of period                                         $    3,906,902   $   2,336,662
                                                   ==============   =============

See accompanying notes.

                     Eastern Environmental Services, Inc.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Eastern Environmental Services, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and transactions have been eliminated in consolidation. These condensed financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair statement of results of operations for the interim periods presented. The Company has restated the previously issued financial statements for the nine months ended March 31, 1996 to reflect the business combinations of Super Kwik, Inc., and the Donno Company, Inc. and Affiliates ("Donno"), accounted for using the "pooling of interests" method. The June 30, 1996 condensed consolidated balance sheet was also restated to include the business combinations of Super Kwik, Inc. and Donno. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.  BUSINESS COMBINATIONS

From July 2, 1996 to March 31, 1997, the Company expanded its waste collection and hauling operations through the acquisition of nine businesses. The aggregate of these business acquisitions is significant to the company. Six of the nine acquisitions noted below were accounted for using the purchase method of accounting, accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair value at the date of acquisition and their results of operations are included in the accompanying combined statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net tangible assets acquired is being amortized on a straight-line basis over forty (40) years from the date of acquisition. The purchase price allocation is based on preliminary estimates as of the acquisition date.

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

On September 17, 1996, the Company purchased certain assets of Olney Sanitary System, Inc. ("Olney") for $410,000 in cash. Olney operates a municipal solid waste collection business in the southeast Illinois market. The waste collected by Olney will be disposed of at the Company's Illinois landfill upon construction.

On September 27, 1996, the Company completed its merger with Super Kwik, Inc. and Waste Maintenance Services, Inc., (collectively referred to as "Super Kwik, Inc."), and approximately 2,308,176 unregistered shares of the Company's common stock were issued in exchange for all outstanding shares of Super Kwik, Inc. and Waste Maintenance Services, Inc. Super Kwik operates a municipal solid waste collection business in southern New Jersey, operating over 75 collection vehicles and serving more than 29,000 customers. The transaction has been accounted for using the pooling of interests method; and accordingly, the accompanying condensed consolidated financial statements include the accounts of Super Kwik, Inc. for all periods presented.

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

On January 31, 1997, the Company completed its merger with the Donno Company, Inc., Suffolk Waste Systems, Inc. and Residential Services, Inc. and N.R.T. Realty Corporation (collectively referred to as the "Donno Companies") with 1,137,951 unregistered shares of the Company's common stock issued in exchange for all issued and outstanding shares of the Donno Companies. The Donno Companies operate over 75 vehicles and a transfer station and service over 60,000 residential and commercial customers in Nassau and Suffolk Counties of Long Island, New York. The transaction has been accounted for using the pooling of interests method and; accordingly, the accompanying condensed consolidating financial statements include the accounts of the Donno Companies for all periods presented.

On March 31, 1997, the Company completed its merger with Apex Waste Services, Inc. ("Apex"), with 796,927 unregistered shares of the Company's common stock, par value $.01, (including 2,482 shares ("additional shares") representing an adjustment for long-term debt being less than $15,000,000 at March 31, 1997, the date of closing) issued in exchange for all issued and outstanding shares of Apex. Apex operates over 65 collection vehicles and a transfer and processing station and provides services to approximately 10,000 residential and 4,000 commercial customers in Northeastern Pennsylvania. The transaction has been accounted for using the pooling of interests method. Apex was formed on October 1, 1996 as a result of the acquisition of certain assets from Waste Management of Pennsylvania, Incorporated. The results of operations of Apex have been included in the Company's condensed consolidated financial statements since the date of inception of Apex.

Combined and separate results of operations of the Company, from Super Kwik, Inc., the Donno Companies, and Apex Waste Services, Inc. for the restated periods included in this report are as follows (in thousands):

                         Eastern          Super
                      Environmental       Kwik,       Donno        Apex Waste
                     Services, Inc.       Inc.      Companies    Services, Inc.   Adjustments(1)   Combined
                   ------------------  ---------   -----------  ---------------  ---------------  ----------
Nine months ended
March 31, 1997

Revenues                   $  17,265     $16,936    $  9,564        $  8,644        $      --     $  52,409
Net income (loss)                 26       2,846         537             627           (4,241)         (205)

Nine months ended
March 31, 1996
Revenues                   $   5,714     $15,154    $  8,153        $     --        $      --     $  29,021
Net income (loss)               (483)         87        (145)             --               --          (541)
------------------------------

                         Eastern
                      Environmental       Donno        Apex Waste
                     Services, Inc.     Companies    Services, Inc.    Combined
                   ------------------  -----------  ---------------   ----------
Six months ended
December 31, 1996

Revenues                   $  21,984     $ 6,537         $ 4,376      $  32,897

Net income (loss)               (845)        146             132           (567)

          (1) As discussed within this report, adjustments include merger costs relating to the acquisition of Super Kwik, Inc., Donno Company, Inc., and Apex Waste Services, Inc. of $1,148,000, $955,000, and $1,234,000
          respectively, and a tax provision of $660,000, $8,000, and $236,000 relating to the recording of a deferred tax liability with respect to the termination of the Super Kwik, Inc., the Donno Companies, and Apex Waste Services, Inc., respectively, on the previous S corporation elections at the date of the merger.

3.  INCOME TAXES

The Company has recorded an income tax provision of $940,405 for the nine months ended March 31, 1997. This provision is primarily related to the completion of the mergers with Super Kwik, Inc., the Donno Companies and Apex. Prior to the merger date, Super Kwik, Inc., the Donno Companies and Apex were S Corporations for income tax reporting purposes. Effective as of the date of the merger, the S Corporation elections were terminated. The Company has recorded net deferred tax liabilities as of the date of the mergers resulting in a cumulative income tax provision of approximately $904,865. The Company's net deferred tax liability is attributable primarily to the differences between the net book and tax bases of assets held as of the merger date. The Company has recorded a nominal current tax provision due to the realization of net operating loss carryforwards and the reversal of related deferred tax reserves previously recorded.


4.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include the Company's accounting for closure and post-closure obligations; amortization of landfill development costs; and estimates of reserves such as the allowance for doubtful accounts receivable, and the Company's estimate of merger costs. The Company reduced its estimate of accrued merger costs related to the Super Kwik business combination by $708,000, or $.05 per share, during the three months ended March 31, 1997.


5.  ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted for fiscal periods ending after December 15, 1997 (fiscal 1998 for the Company). At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new standard, the dilutive effect of stock options and stock warrants will be excluded. If earnings per share had been calculated under the new requirements, the effect would not have been material to the periods presented.

6.  SUBSEQUENT EVENTS



On May 12, 1997, the Company completed the acquisition of Waste Services, Inc. and affiliates, accounted for using the purchase method. Pursuant to the Purchase Agreement, property and equipment and intangible assets were acquired for consideration consisting of 1,159,980 unregistered shares of the Company's common stock and the assumption of approximately $6,177,000 of debt. The Company has accrued an obligation of $6.2 million as additional purchase which is contingent upon the resolution of certain events and is payable in either cash or a future maximum issuance of 357,849 shares of the Company's Common Stock. As part of this contingency, the Company also posted a Letter of Credit in the amount of $2,641,310 and agreed to pay up to $630,000 relating to a debt WSI owed to one of its creditors. Such future payment is contingent upon authorization from the New York City Trade Waste Commission or a court having jurisdiction. The Company also closed on May 12, 1992 into Escrow the pending acquisitions of Golden Gate Carting Co. Inc., ("Golden Gate") and Coney Island Rubbish Removal, Inc. ("Coney Island") pending satisfaction of certain normal conditions which the Company believes will be resolved. Estimated consideration relating to the Golden Gate and Coney Island acquisitions consists of 288,820 unregistered shares of the Company's stock and the assumption of approximately $3.0 million of debt. WSI, Golden Gate and Coney Island are operated under common management control and provides principally commercial waste collection services in Brooklyn, Queens, and Long Island, New York. The acquisitions of Golden Gate and Coney Island will also be accounted for under the purchase method of accounting.

Additionally, subsequent to March 31, 1997 the Company acquired the assets of five (6) waste hauling and collecting companies and a waste transfer facilities in separate transactions. The Company issued approximately 465,000 unregistered shares of the Company's stock, paid cash of approximately $3.6 million to the sellers and assumed debt of approximately $7.2 million. These transactions will be accounted for using the purchase method of accounting.

On May 8, 1997, the Company executed the Fifth Amendment to the Revolving Credit Agreement, which among other items, increased the Company's borrowing capacity from $50 million to $100 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                   RESULTS OF OPERATIONS FOR THE NINE MONTHS
     ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1996

 Revenues

  The Company is a non-hazardous solid waste management company specializing in the collection, transportation and disposal of residential, industrial, commercial and special waste, principally in the eastern United States. The Company's revenues for the nine months ended March 31, 1997 were attributable 81.0% to solid waste collection and transportation operations, 7.6% to solid waste disposal operations, and 11.4% to other waste management services.

  The Company's solid waste collection operations earn revenues from fees collected from residential, commercial, and industrial collection and transfer station customers. Solid waste collection is provided under two primary types of arrangements depending on the customers being served. Collection services for commercial and industrial customers are generally performed under a one to three year service agreement. Collection services for residential customers generally are performed under contracts with, or franchises granted by, municipalities or regional authorities that grant the Company rights to service all or a portion of the residents in their jurisdictions, except in rural areas where the Company usually contracts directly with the customer. Such contracts or franchises generally range in duration from one to three years. Recently, some municipalities have bid their residential collection contracts based on the volume of waste collected. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or paid directly by residents receiving the services.

  As part of its solid waste collection operations, the Company's four owned or operated transfer stations receive solid waste collected primarily by its various collection operations, compact the waste and transfer it to larger company owned vehicles for transport to landfills. This procedure reduces the Company's costs by improving its use of collection personnel and equipment.

  The Company's solid waste landfills earn revenues from disposal fees charged to third parties. These landfills receive solid waste from its own collection companies and transfer stations, as well as from independent collection operators. Over the nine months ended March 31, 1997, approximately 6.0% of the solid waste collected by the Company was delivered for disposal at its own landfills, and approximately 29.0% of the solid waste disposed of at the Company's landfills was delivered by the Company.

  The Company's prices for solid waste collection, transportation, and disposal services are typically determined by the volume, weight, and type of waste collected, as well as other factors including the competitive pricing environment. The Company's ability to pass on cost increases may be limited by the terms of its contracts. [Solid waste collection contracts typically include a formula adjustment to prices.]

 Cost of Revenues

  Cost of revenues consist primarily of tipping fees paid to third party landfills, amortization of capitalized direct landfill development costs, accruals for future landfill closure and post-closure costs, direct labor and related taxes and benefits, subcontracted transportation and equipment rental charges, maintenance and repairs of equipment and facilities, environmental compliance costs and site maintenance costs for landfills, fuel, and landfill assessment fees and taxes.

  Certain direct engineering, legal, permitting, construction and other costs associated with expansion of landfills, together with related interest expense, are capitalized over the estimated useful life of the site using the unit of production method as airspace is consumed. Successful permitting of additional landfill disposal capacity improves the Company's profitability by extending the time period over which the Company may amortize capitalized costs of the landfill. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances relating to any landfill that is permanently closed or any landfill expansion project that is not completed.

  The Company capitalizes direct incremental costs associated with acquisitions. Indirect development and acquisition costs, such as executive and corporate overhead, public relations and other corporate services and overhead are expensed as incurred. The Company also charges against net income any unamortized capitalized expenditures relating to proposed acquisitions that are not consummated. Property and equipment is depreciated over the estimated useful life of the assets using the straight line method.

  At March 31, 1997, capitalized costs related directly to the acquisition and expansion of existing and future landfills and cell development were $30.6 million and capitalized costs related directly to proposed acquisitions that are not consummated were $451,000. The Company periodically reviews the future realization of these capitalized project costs and makes provisions against capitalized costs that are associated with projects that are not probable of completion.

 Selling, General and Administrative Expenses

  Selling, general, and administrative expenses consist primarily of management, clerical and administrative salaries and costs and overhead, amortization expense related to intangible assets, professional services, facility rentals and associated costs, financial insurance bonding premiums, landfill related financial assurance bonding premiums, and costs relating to marketing and sales.

 Merger Costs

  In connection with acquisitions accounted for as under the pooling of interests method, the Company records various merger costs including transaction-related expenses and costs to bring the acquired assets into conformity with corporate safety and operational standards.

 Other Income (Expense)

  Other income and expense, which is composed primarily of interest income and gains and losses on sales of equipment, has not historically been material to the Company's results of operations.

 Taxes

  The Company had a net operating loss carryforward for federal income tax purposes of approximately $4.3 million at June 30, 1996 of which $900,000 was utilized through March 31, 1997. The Company anticipates utilizing the remaining net operating loss carryforward during fiscal 1998. Thereafter, the Company will record a provision for taxes at statutory rates.

ACQUISITION PROGRAM

  The Company has implemented an aggressive acquisition program to expand its operations by acquiring solid waste collection, transportation, and disposal companies, principally in the eastern United States. Approximately $47.4 million or 90.0% of the Company's revenues for the nine months ended March 31, 1997 and approximately $72.5 million or 82.0% of the Company's assets at March 31, 1997 resulted from the 11 acquisitions consummated by the Company between July 1996 and March 1997. Of the 11 acquisitions (of its 23 acquisitions in total), eight have been accounted for under the purchase method of accounting and three have been accounted for under the pooling of interests method of accounting.

  With respect to the eight acquisitions that have been accounted for under the purchase method of accounting, goodwill is amortized over a period of 40 years, resulting in an annual non-cash charge to earnings during the amortization period. Accordingly, if the Company completes additional acquisitions which are accounted for under the purchase method of accounting, its financial position and results of operations may fluctuate significantly from period to period, as a result of additional non-cash charges relating to goodwill.

  In connection with each of its acquisitions, the Company attempts to implement a number of cost saving measures, including reductions (in certain instances) in, in certain instances, management levels and other personnel, the imposition of centralized management and cost controls, and the elimination of duplicative collection routes.

  Because of the relative importance of acquired businesses and assets to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance.

  Results of Operations for the Nine Months Ended March 31, 1997 Compared to the Nine Months Ended March 31, 1996.

  The following table presents the percentage each item in the consolidated statements of income bears to total revenues relating to continuing operations.

                                                         NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           1996       1997
                                                         --------   --------
   Revenues.............................................    100.0%     100.0%
   Cost of revenues.....................................     81.6       72.6
   Selling, general, and administrative expenses........     19.5       17.6
   Merger costs.........................................      --         6.4
                                                         --------   --------
   Operating income (loss)..............................     (1.1)       3.4
   Interest expense.....................................     (1.4)      (2.9)
   Other income (expense)...............................       .6         .9
                                                         --------   --------
   Income (loss) before income taxes....................     (1.9)       1.4
   Income taxes.........................................      --         1.8
                                                         --------   --------
   Net income (loss) from continuing operations.........     (1.9)%      (.4)%
                                                         ========   ========
   Depreciation and amortization included in above
    costs...............................................      8.1%       5.9%

  Revenues for the nine months ended March 31, 1997 were $52.4 million compared to $29.0 million for the nine months ended March 31, 1996, an increase of $23.4 million or 80.7%. The principal factor affecting the increase in revenues was the impact of acquisitions, primarily of Allied Waste Services, Inc., K Hydraulic Truck Services, Inc., R & A Bender, Inc., Bayside of Marion, Inc., Olney Sanitary Systems, Inc., and their respective affiliates, which contributed aggregate revenues of $12.5 million for the nine months ended March 31, 1997. The acquisition of Super-Kwik, Inc. and Donno Company, Inc., which have been accounted for as poolings of interests, contributed revenue of $26.5 million for the nine months ended March 31, 1997 compared to $23.4 million for the nine months ended March 31, 1996, an increase of $3.1 million. Additionally, Apex Waste Services, Inc., accounted for under the pooling of interests method, contributed revenues of $8.6 million since its inception of operations on October 1, 1996.

  Cost of revenues for the nine months ended March 31, 1997 were $38.0 million compared to $23.7 million for the nine months ended March 31, 1996, an increase of $14.3 million. Cost of revenues as a percentage of revenues for the nine months ended March 31, 1997 was 72.6% compared to 81.6% for the same period in fiscal 1996. Cost of revenues as a percentage of revenues decreased during this period primarily due to the acquisition by the Company of two landfills, which operated at relatively higher margins than the Company's other operations and to the operating efficiencies imposed on previously private acquired companies. A portion of the decrease was also attributable to economies of scale relating to the Company's increase in size over the period.

  Selling, general and administrative expenses for the nine months ended March 31, 1997 were $9.3 million compared to $5.8 million for the nine months ended March 31, 1996, an increase of $3.5 million or 38.7%. These expenses as a percentage of revenues for the nine months ended March 31, 1997 was 17.6% compared to 19.5% for the same period in fiscal 1996. These reductions as a percentage of revenue reflect certain cost savings related to economies of scale in restructuring the Company's insurance programs and overall efficiencies gained through integrating acquisitions partially offset by increases in corporate functions, including accounting, finance, legal and administration, in connection with providing these services.

  Merger costs incurred during the nine months ended March 31, 1997 were a total of $3.3 million relating to the acquisitions of Super Kwik, Inc., Donno Company, Inc., and Apex Waste Services, Inc. Merger costs include $734,000 of transactions costs and $2.6 million of costs related to integrating operations.

  Interest expense for the nine months ended March 31, 1997 was $1.5 million compared to $417,000 for the nine months ended March 31, 1996, an increase of $1.1 million. This increase is principally the result of borrowings under the Company's credit facility for the purchase of R&A Bender, Inc. and increased interest expense related to Super Kwik, Inc. for the purchase of real estate and an increase in equipment financing over the prior year.

  Other income for the nine months ended March 31, 1997 was $461,000 compared to $187,000 for the nine months ended March 31, 1996, an increase of $274,000. This increase in other income included a $140,000 increase in interest income, reflecting earnings on the net proceeds from private placements of Common Stock in the summer of 1996, and a $126,000 increase in gains from dispositions of fixed assets.

  The tax provision for the nine months ended March 31, 1997 included $904,000 relating principally to the completion of the mergers with Super Kwik, Inc., Donno Company, Inc. and Apex Waste Services, Inc. and their respective affiliates. The provision reflects the recording of a deferred tax provision as of the date of the respective mergers, at which time the pooled entities'
S corporation elections were terminated. The remainder of the tax provision relates to state income taxes. An effective tax rate lower than the federal and state statutory rates in the year is primarily due to the use of net operating loss carryforwards and the reversal of a previously recorded valuation allowance.

RESULT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

  As a result of factors discussed above the results of operations for the three months ended March 31, 1997, compared to the three months ended March 31, 1996 reflects an increase in net sales of $10.0 million. Additionally, the Company recorded net income of $.4 million for the three months ended March 31, 1997, as compared to a net loss of $.1 million for the same period in fiscal 1996, an improvement of $.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's business requires substantial amounts of capital. The Company's capital requirements include acquisitions, equipment purchases and capital expenditures for cell construction and expansion of its landfills. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds and the issuance of Common Stock.

  As of March 31, 1997, the Company had working capital deficit of $700,000, including cash and cash equivalents of $3.9 million. Current liabilities of $16.0 million exceeded current assets of $15.3 million at March 31, 1997. For the first nine months of fiscal 1997, net cash provided by operations was approximately $3.0 million, with net cash from financing activities of approximately $38.7 million, including net proceeds of $10.0 million from private placements of Common Stock. A significant portion of capital expended during the period, approximately $39.8 million, was used to fund the acquisition of property and equipment, including $34.2 million relating to acquisitions of businesses, $3.7 million for the purchase of operating equipment and real estate, and $1.9 million related to the permitting and development of landfill space.

  The Company to date has required substantial amounts of capital and continues to expend substantial amounts to support its acquisition program and the expansion of its disposal and transportation operations. The Company estimates aggregate capital expenditures of approximately $8.4 million for the year ended June 30, 1997 and $14.9 million for the year ended June 30, 1998. The Company has addressed its capital need through private placements of Common Stock which generated net proceeds of $10.0 million in the nine months ended March 31, 1997 and by establishing a revolving credit facility.

  On September 25, 1996, the Company entered into a revolving credit facility with First National Bank of Boston and Bank of America Illinois to provide for borrowings up to $30.0 million (the "Credit Facility"). The Credit Facility, which was increased to $50.0 million on January 27, 1997 and to $100.0 million on May 8, 1997, is available for repayment of debt, funding of acquisitions, working capital, and for up to $20.0 million in standby letters of credit. As of May 12, 1997, $51.9 million and $1.4 million in letters of credit were outstanding under the Credit Facility. The net proceeds of the Offering will be used to reduce outstanding indebtedness under the Credit Facility.

  At the Company's option, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as defined in the agreement. The facility expires on April 30, 2000. The Credit Facility requires the payment of a 3/8 of 1% commitment fee on any unused balance, payable in arrears, and provides for certain restrictions on the ability of the Company to incur borrowings, sell assets, or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios and leverage ratios, and requires profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

  The Company will have financial obligations related to closure and post-closure monitoring and maintenance of the currently permitted and operating landfills. While the exact amount of future closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's five landfills will be approximately $14.2 million, of which $3.2 million has been accrued as of March 31, 1997. The Company has accrued $1.5 million for post-closure obligations as of March 31, 1997, representing approximately 20% of the present value of such future cash outlays. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its West Virginia and Pennsylvania disposal facilities. Bonds outstanding at March 31, 1997 were $214,000 and $1.6 million for the West Virginia and Pennsylvania landfills, respectively. The bonds are collateralized by irrevocable letters of credit and trust fund deposits. Additionally, the Company has on deposit $408,000 as financial assurance for landfill closure and post-closure for closed disposal areas. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company anticipates that the West Virginia bonding requirements will substantially increase when West Virginia's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3.1 million for closure and $3.7 million for post-closure monitoring and care. Additional collateral requirements will be imposed upon the Company which will affect profitability of the Company. The Company anticipates providing financial assurance incrementally over the life of the facility as disposal cells are constructed and certified for acceptance of waste.

SEASONALITY AND INFLATION

  The Company's revenues tend to be somewhat lower in the winter months. This is primarily attributable to the fact that the volume of industrial and residential waste in the regions in which the Company operates tends to decrease during the winter months. In addition, particularly harsh weather conditions may affect the Company's operations by interfering with collection, transportation, and disposal operations, delaying the development of landfill capacity, and/or reducing the volume of waste generated by the Company's customers.

  The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on its results of operations in the near future.

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (C)  Private Placements:

          On January 31, 1997, the Company completed its merger with the Donno Company, Inc., Suffolk Waste Systems, Inc. and Residential Services, Inc. and N.R.T. Realty Corporation (collectively referred to as the "Donno Companies") with 1,137,951 shares of common stock of the Company, par value $.01 per share, issued in exchange for all issued and outstanding shares of the Donno Companies. The shareholders of the Donno Companies were also issued ten year stock options totaling 142,800 shares of common stock of the Registrant, at a per share exercise price of $10.88.

          On March 31, 1997, the Company completed its merger with Apex Waste Services, Inc. ("Apex") with 796,927 shares of the Company's common stock, par value $.01 per share, (including 2,482 shares ("additional shares") representing an adjustment for long-term debt being less than $15,000,000 at March 31, 1997, the date of closing) issued in exchange for all issued and outstanding shares of Apex.

          Under all of the private placements described above, the Company has agreed to register the Shares for resale under the Securities Act of 1933 (the "Act") under certain conditions. The sale of the Shares was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placements may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of the shareholders of Eastern Environmental Services, Inc. was held on March 31, 1997. The following proposals were submitted to a vote: (i) to approve for a one-year term for the Election of Directors, expiring at the next Annual Meeting to be held following the end of fiscal 1997, (ii) to leave outstanding certain shares of the Company's common stock issued in connection with the acquisition of Super Kwik, Inc., (iii) to amend the Certificate of Incorporation of the Company to delete Article Seventh, and (iv) to ratify the appoint of Ernst & Young, LLP as independent accountants to examine the financial statements of the Company for the fiscal year ending June 30, 1997. All proposals were adopted by the shareholders. The voting was as follows:

                                         Votes          Votes                              Broker
                                          For          Against        Abstentions         Non-Votes
                                     ------------    -----------    ---------------     -----------
Directors:
---------
Louis D. Paolino, Jr.                  9,645,192        14,363                 --                --
George Moorehead                       9,645,192        14,363                 --                --
Kenneth Chuan-kai Leung                9,644,992        14,563                 --                --

Leave outstanding Super Kwik shares    6,957,691         7,600             92,665         2,611,206

Amend Articles of Incorporation        7,383,518        27,827             69,620         2,188,197

Ratify appointment of Ernst & Young    9,646,375         3,640              9,540                --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.45 Third Amendment dated January 27, 1997 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois

          10.46 Fourth Amendment dated March 31, 1997 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois

          10.47 Fifth Amendment dated May 8, 1997 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois

          27     Financial Data Schedule


     (b)  Current Reports on Form 8-K or 8-K/A:

          1. The Company filed a report on Form 8-K, dated January 31, 1997, under Item 2, to report the acquisition and merger with the Donno Company, Inc., Suffolk Waste Systems, Inc. and Residential Services, Inc. and N.R.T. Realty Corporation (collectively the "Donno Companies".) Historical financial statements of the Donno Companies and pro forma financial information of the Company required under "Item 7. Financial Statements and Exhibits" was filed on Form 8-K/A Amendment No. 1 on April 15, 1997.

          2. On February 11, 1997, the Company filed a report on Form 8-K/A, Amendment No. 1, dated December 10, 1996, under Item 7, to provide historical audited financial statements of the business acquired, R & A Bender, Inc. and R & A Bender Property, Ltd., for the year ended December 31, 1996, and unaudited pro forma financial information for the Company for the year ended June 30, 1996 and the nine months ended September 30, 1996 with respect to its acquisition of R & A Bender, Inc. and R & A Bender Property, Ltd.

          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



            EASTERN ENVIRONMENTAL SERVICES, INC.



               BY:       /s/ Louis D. Paolino, Jr.
                         --------------------------------------
                         Louis D. Paolino, Jr.
                         Chairman


               BY:       /s/ Gregory M. Krzemien
                         --------------------------------------
                         Gregory M. Krzemien
                         Chief Financial Officer


DATE:   May 14, 1997