Form 10-K
period 1997-06-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1997-09-26
CIK 815272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997              Commission File No. 0-16102

                      EASTERN ENVIRONMENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      59-2840783
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


             1000 Crawford Place, Suite 101, Mt. Laurel, NJ   08054
                (Address of principal executive offices)    (Zip Code)

       Registrant's Telephone Number, Including Area Code: (609) 235-6009

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on September 25, 1997, was approximately $ 438,582,000. (Reference is made to page 25 herein for a statement of assumptions upon which this calculation is based.)


There were no shares of Class A Common Stock, par value $.01 per share, of the Registrant outstanding as of September 25, 1997. The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of September 25, 1997 was 21,991,151.

                      Documents Incorporated by Reference

     Portions of the Registrant's definitive Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the Registrant's last fiscal year) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

General

     Eastern Environmental Services, Inc. is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. In June 1996, the Company appointed a new Board of Directors and hired a new management team with an average of 17 years of experience in the waste management industry. The goal of the new board and management team is to grow the Company by conducting an aggressive acquisition program, increasing productivity and operating efficiency and by internal growth. During fiscal 1997, the Company implemented its acquisition program by acquiring 17 solid waste management businesses. Largely as a result of these acquisitions, during the fiscal year ended June 30, 1997, the Company's revenues increased by $40.1 (from $39.5 million in fiscal 1996 to $79.6 million in fiscal
1997) and its results of operations (including $3.3 million of merger costs and a $904,000 related tax provision incurred as a result of such acquisitions) increased from a net loss of $4.4 million for the fiscal year ended June 30, 1996 to net income of $2.1 million for fiscal year ended June 30, 1997. Of the Company's revenues for fiscal year 1997, approximately 81% were attributable to solid waste collection and transportation operations, approximately 8.5% were attributable to solid waste disposal operations, and approximately 10.5% were attributable to other waste management services. As of June 30, 1997, the Company was providing solid waste collection services to approximately 30,000 commercial and industrial customers and approximately 135,000 residential customers.

Company Strategy

     The Company's objective is to expand the geographic scope of its operations and to become one of the leading providers of non-hazardous solid waste management in each market that it serves. The Company's strategy to achieve this objective is to capitalize on the continuing consolidation of the solid waste management industry by (i) identifying and penetrating new markets and expanding its operations in its existing markets through tuck-in acquisitions that are combined with existing operations, (ii) increasing profitability by integrating its operations and achieving economies of scale, and (iii) achieving internal growth.

     Expansion Through Acquisitions. The Company has implemented an aggressive acquisition program to expand its operations by acquiring solid waste collection, transportation, and disposal companies, principally in the eastern United States. The principal components of the Company's acquisition strategy are as follows:

  .  Enter Markets.   The Company typically seeks to enter a new market by
     --------------
     acquiring one or several solid waste collection and transportation operations that can be served by a Company-owned landfill or transfer station or where there are sufficient disposal alternatives to ensure competitive disposal pricing. The Company may also acquire solid waste landfills in its targeted new markets with significant currently permitted capacity and thereafter acquire nearby solid waste collection and transfer station operations so as to secure a captive waste stream for internal disposal into the acquired landfill.

  .  Expansion of Market Share and Services.   After its initial entry into a
     ---------------------------------------
     new market, the Company continually seeks to expand its market share and services through (i) the acquisition of solid waste management businesses and operations that can be integrated with the Company's existing operations without increases in infrastructure or that complement the Company's existing services, and (ii) expansion into adjacent markets. Such acquisitions may involve adding collection operations, transfer stations, collection routes, and landfill capacity which allow the Company to expand market share and increase asset utilization by eliminating duplicate management, administrative, and operational functions.

     Increasing Productivity and Operating Efficiency. The Company believes that it can reduce the total operating expenses of owned and acquired businesses by implementing centralized financial controls, consolidating certain functions performed separately by each business prior to its acquisition by the Company, and consolidating collection routes, equipment, and personnel through tuck-in acquisitions. In addition, the Company is implementing programs to take advantage of certain economies of scale in such areas as the purchase of equipment, vehicles, parts and tools, vehicle and equipment maintenance, data processing, financing arrangements, employee benefits, insurance and bonding, and communications. Through the integration of certain of its solid waste collection, transportation, and disposal operations, the Company believes that it will be able to capture profits that would otherwise be paid to third parties as tipping and other fees.

     Internal Growth. The Company believes that it can achieve internal growth, principally from additional sales into its current markets, by providing superior and improved service and through its existing marketing efforts. The Company also intends to selectively implement price increases when competitive advantages and appropriate market conditions exist.

Acquisition Program

The Company believes that there are numerous potential acquisition candidates, both within the markets that it currently serves and in other eastern United States markets, which meet its acquisition criteria. The Company targets fragmented markets in the eastern United States (i) that are served by a Company-operated landfill, a landfill that the Company believes that it can acquire, or one in which collection companies can use comparably priced third party disposal facilities, (ii) in which the Company can become one of the leading providers of solid waste management services through strategic acquisitions, (iii) where management believes additional complementary acquisitions can be effected so as to obtain the market share necessary to achieve economies of scale, and (iv) that have sufficient population density to permit the Company to operate efficiently and profitably. The Company is continually analyzing and engaging in discussions concerning potential acquisitions.

     As consideration for future acquisitions the Company intends to continue to use combinations of common stock, cash, and assumption of indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on the financial interests of the Company, the historic operating results, and future prospects of the business to be acquired. The Company expects to finance future acquisitions through funds provided by operations, lines of credit available under its credit facility, and the proceeds of possible future equity and debt financing.

     Completed Acquisitions. Since July 1, 1996, the Company acquired 21 solid waste management businesses. The businesses acquired operated 17 solid waste collection and transportation operations, three solid waste transfer and processing facilities, three landfills, and two special waste services operations. The following is a detailed list of the completed acquisitions:

                             Completed Acquisitions
                         July 1996-- September 25, 1997

                                Date Acquired
Company                      (Accounting Method)            Market                 Principal Business
-------                      -------------------            ------                 ------------------
Soil Remediation of           August 20, 1997           Eastern Pennsylvania       Special waste
 Philadelphia, Inc            (Purchase)

Pappy, Inc                    August 15, 1997           Northern Maryland          Landfill (construction &
                              (Purchase)                                           demolition)

Waste X Services, Inc.        August 14, 1997           Southern Florida           Solid waste collection
                              (Pooling of Interests)

Reuben Smith Rubbish          July 9, 1997              Southern New Jersey        Solid waste collection
 Removal Service, Inc.        (Purchase)

A-1 Carting Corporation       May 27, 1997              Southern Florida           Solid waste collection
                              (Purchase)

Ameri Carting, Inc.           May 27, 1997              Southern Florida           Solid waste collection
                              (Purchase)

Waste Services, Inc., et al.  May 12, 1997              Brooklyn, New York         Solid waste collection
                              (Purchase)

C & R Waste Removal, Inc.     May 8, 1997               Southern Florida           Solid waste collection
                              (Purchase)


Combined Waste Services, Inc.       May 8, 1997              Southern Florida             Solid waste collection
                                    (Purchase)

Environmental Waste Systems Inc.    May 8, 1997              Southern Florida             Solid waste collection
                                    (Purchase)

Environmental Waste Systems of      May 8, 1997              Southern Florida             Solid waste collection
 Palm Beach, Inc.                   (Purchase)

Big T Disposal, Inc.                April 11, 1997           Southeastern Illinois        Solid waste collection and
                                    (Purchase)                                            transfer station

Apex Waste Services, Inc.           March 31, 1997           Scranton, Pennsylvania       Solid waste collection; transfer
                                    (Pooling of Interests)                                station and processing

Donno Company, Inc., et al.         January 31, 1997         Long Island, New York        Solid waste collection and
                                    (Pooling of Interests)                                transfer station

R&A Bender, Inc., et al.            December 10, 1996        South central Pennsylvania   Solid waste collection and
                                    (Purchase)                                            landfill (municipal solid waste)

Bayside of Marion, Inc.             November 5, 1996         Central Florida              Landfill (construction & demolition)
                                    (Purchase)

Super Kwik, Inc., et al.            September 27, 1996       Southern New Jersey          Solid waste collection
                                    (Pooling of Interests)

Olney Sanitary System, Inc.         September 17, 1996       Southeastern Illinois        Solid waste collection
                                    (Purchase)

Eastern Waste of Philadelphia,      August 1, 1996           Philadelphia, Pennsylvania   Solid waste collection
 Inc., et al.                       (Purchase)

K Hydraulic Truck Services, Inc.    July 27, 1996            Philadelphia, Pennsylvania   Solid waste transportation
                                    (Purchase)

Allied Waste Services,              July 2, 1996             New York, New Jersey,        Arranges for the transportation
 Inc., et al.                       (Purchase)               Pennsylvania, California     of construction and demolition
                                                                                          waste and disposal of soil and
                                                                                          special waste products

     On April 29, 1997, the Company signed a 12.5-year agreement to operate the Long Island, New York Sanitary District No. 1's transfer station, which is located near John F. Kennedy International Airport. The Company has purchased all of the rights to operate the facility, including the processing of the district's 450 tons per day of municipal solid waste.

     On September 8, 1997, the Company acquired certain assets and real estate from Clean Ventures, Inc. and PJ's Environmental Services to operate a transfer station in Brooklyn, New York. The Company was granted a permit by the New York Department of Environmental Conservation to operate the transfer station with capacity to handle 1,000 tons of municipal solid waste and 2,500 tons of construction and demolition waste per day. Municipal solid waste cannot be processed until the Company constructs a building in which the municipal solid waste will be handled. The Company expects that it will have the building constructed by the spring of 1998.

     Pending Acquisitions. During fiscal 1997, the Company entered into definitive agreements to acquire Golden Gate Carting, Co. Inc. ("Golden Gate") and Coney Island Rubbish Removal, Inc. ("Coney Island"), solid waste collection companies located in Brooklyn, New York, for approximately $4.4 million (including approximately $3 million of assumed debt) and $1.2 million, brespectively. The acquisitions have been closed into escrow pending the satisfaction of certain conditions, including the approval of the New York City Trade Waste Commission (the "TWC"). The Company currently operates Golden Gate and Coney Island under management agreements that have been approved by the TWC. The management agreements will stay in place, at the Company's option, until the TWC approves the acquisitions. Although the Company believes that the TWC will approve the acquisitions, no assurance can be given to that effect.

     As part of its acquisition program, the Company reviews acquisition opportunities on an ongoing basis and is in various stages of negotiating and closing on the acquisitions of additional solid waste management businesses. There can be no assurance that any of such acquisition negotiations or executed agreements will result in the actual acquisitions of additional solid waste management businesses.

Services

     The Company's services include solid waste collection, transportation, disposal, and certain other waste management services.

     Waste Collection and Transportation. As of June 30, 1997, the Company provided solid waste collection services to approximately 30,000 commercial and industrial customers and approximately 135,000 residential customers. The Company contracts with local generators of solid waste and transports the waste to a Company-owned or third party landfill or incinerator for disposal or to a transfer station for additional handling.

     Solid waste collection is provided under two primary types of arrangements depending on the customer being served. Collection services for commercial and industrial customers are generally performed under one to three year service agreements and fees are determined by such factors as collection frequency, the type of collection equipment furnished, the type, volume, and weight of the solid waste collected, the distance to the disposal facility, and the cost of disposal. In certain instances however, the Company may contract for a specific job. Collection services for residential customers generally are performed under contracts with, or franchises granted by, municipalities or regional authorities that grant the Company rights to service all or a portion of the residents in their jurisdictions, except in rural areas where the Company usually contracts directly with the customers. Such contracts or franchises generally range in duration from one to five years. Recently, some municipalities have bid their residential collection contracts based on the volume of waste collected versus the number of households serviced. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or paid directly by residents receiving the service.

     As of June 30, 1997, the Company's solid waste collection activities included the ownership of transfer stations in Long Island, New York, Scranton, Pennsylvania, Somerset, Kentucky, and southeastern Illinois, and the operation of an additional transfer station in Long Island, New York. The Company's transfer stations receive solid waste primarily from its collection operations, compact the waste and transfer the waste to larger vehicles for transport to landfills. This procedure reduces the Company's costs by improving its utilization of collection personnel and equipment and also extends the scope of its solid waste transportation services. During the year ended June 30, 1997, approximately 15% of the solid waste disposed of at the Company's transfer stations was delivered by the Company and approximately 85% was delivered by third parties.

     In response to the increasing public environmental awareness and expanding federal and state regulations pertaining to waste recycling, the Company also has developed recycling as a component of its solid waste collection services. However, the Company does not presently intend to expand its recycling operations, except as necessary to comply with applicable law.

     The Company also provides solid waste transportation services for Company-owned and third party landfills. At June 30, 1997, the Company maintained a fleet of approximately 178 trailers owned or leased by the Company, or operated under arrangements with independent owners/operators, and has satellite trucking terminals at two of its landfills. The Company is expanding its operations to include the transportation of other non-hazardous wastes, including shredded and lead contaminated construction and demolition debris. In many states, the transportation of these wastes requires special permits, which the Company has obtained or is in the process of obtaining.

     Waste collection and transportation services generated revenues of $64.4 million and $35.8 million for the years ended June 30, 1997 and 1996, respectively, representing approximately 81% and 91%, respectively, of the Company's total revenue for such periods.

     Waste Disposal. The Company owns six non-hazardous solid waste landfills, five of which are currently operational with the remaining one expected to be operational in the summer of 1998. The Company has also exercised an option to acquire, subject to regulatory approval, land in Illinois for which it has received the necessary permits to construct a landfill. The following table summarizes certain information concerning the Company's landfills:

                               Company Landfills

                                                                             Approximate
                                                                               Unused
                                       Total           Total Permitted        Permitted          Approximate
    Location                           Acres           Disposal Acres        Capacity(1)       Life In Years(2)
    --------                           -----           ---------------       -----------       ----------------
    Ocala, Florida.............          31                  31              1.6 million               15

    Bridgeport, Illinois(3)....          95                  42              5.7 million               20

    Somerset, Kentucky(4)......         244                  42              5.5 million               20

    Joppa, Maryland............          43                  39              2.9 million               15

    Chambersburg, Pennsylvania.         278                 142             14.3 million               35

    Eastover, South Carolina...          73                  39              3.6 million               25

    Clarksburg, West Virginia..         145                  45              4.7 million               30

-------------

(1) Approximate cubic yards of unused airspace at June 30, 1997; total yards of airspace does not represent total yards of actual waste volume because liners, daily, intermediate, and final soil cover consume a portion of the total permitted airspace available for waste.

(2) Approximate figures based on existing volume limitations, anticipated operations, and current permitted capacity at June 30, 1997. Life expectancy may fluctuate depending upon the rate of waste disposed and type of waste disposal.

(3) In May 1997 the Company exercised an option to purchase the Illinois landfill. The transfer of ownership of the Illinois landfill is subject to the consent of Lawrence County, Illinois pursuant to the host agreement with the current owner. The landfill is approved to accept municipal solid waste and industrial and non-hazardous special waste and construction is planned for the fall of 1997. The landfill is expected to be operational in the summer of 1998.

(4) The Kentucky landfill received its final state construction permit on October 14, 1996 (reissued February 26, 1997) and construction is planned for the spring of 1998. The landfill is expected to be operational in the summer of 1998.

                         ----------------------------

     Florida Landfill.   Purchased in November 1996, this landfill is located
     -----------------
near Ocala, Florida and is currently permitted to accept Florida Class III landfill debris, which includes asbestos, construction and demolition debris, yard trash, waste tires, carpet, cardboard, glass, plastic, and other non-putrescible (i.e., non-food) materials approved by the Florida Department of Environmental Protection that are not expected to produce leachate and which do not pose a threat to public health or the environment.

     Illinois Landfill.   In May 1997 the Company exercised an option to
     ------------------
purchase this landfill. The transfer of ownership of the Illinois landfill is subject to the consent of Lawrence County, Illinois pursuant to the host agreement with the current owner. This landfill is located in southeastern Illinois and is expected to be operational in the summer of 1998 upon completion of construction and receipt of a state operating permit. The landfill is approved to accept municipal solid waste and industrial and non-hazardous special waste.

     Kentucky Landfill.   Purchased in July 1990, this landfill is located in
     ------------------
southcentral Kentucky and is currently permitted to accept municipal solid waste from the surrounding 18 county area of Kentucky. The facility also may accept commercial and industrial special waste approved by the State of Kentucky on a case-by-case basis, and asbestos. The landfill is expected to begin operations in the summer of 1998. The site also includes a permitted transfer station which is in operation.

     Maryland Landfill.   Purchased in August 1997, this landfill is located
     ------------------
near Baltimore, Maryland and is a rubble landfill currently permitted to accept construction and demolition debris, land clearing wastes, carpet and glass from anywhere in the United States.

     Pennsylvania Landfill.   Purchased in December 1996, this landfill is
     ----------------------
located near Chambersburg, Pennsylvania and is currently permitted to accept 1,021 tons of waste per day, with a permitted quarterly average of 857 tons per day, of municipal solid waste and non-hazardous industrial waste, petroleum contaminated soil, and asbestos waste from anywhere in the United States.

     South Carolina Landfill.  Purchased in November 1990, this landfill is
     ------------------------
located near Columbia, South Carolina and is currently permitted to accept up to 122,400 in-place cubic yards per year of asbestos, construction and demolition debris (excluding "white goods" such as household appliances), plastic, fiberglass, trees, limbs, cardboard, paper, and tires from anywhere within the continental United States. This site may also accept certain other industrial and special wastes that meet certain minimum testing requirements as approved by the State of South Carolina on a case-by-case basis.

     West Virginia Landfill.   Purchased in August 1989, this landfill is
     -----------------------
located in northcentral West Virginia and is currently permitted to accept up to 9,999 tons per month of municipal solid waste, construction and demolition debris, non-hazardous industrial waste, shredded tires, non-infectious medical waste, petroleum contaminated soil, and asbestos waste from anywhere within the continental United States and Canada.

     Disposal services generated revenues of $6.7 million and $3.7 million for the years ended June 30, 1997 and 1996, respectively, representing approximately 8.5% and 9%, respectively, of the Company's total revenue for such periods.

     Other Waste Management Services. The Company provides other waste management services, most of which are provided on demand or are project-based, and provide additional waste volumes to the Company's landfills. These other integrated waste services include the treatment, transportation and disposal of non-hazardous contaminated soils and similar materials, the removal and transportation of special waste products, including asbestos, and arranging for the transportation of construction and demolition waste and disposal of soil and special waste products. Other waste management services generated revenues of $8.5 million for the year ended June 30, 1997, representing approximately 10.5% of the Company's total revenue for such period. Revenues from other waste management services will fluctuate based on the demand for such services.

Operations Management

     The Company's financial, budgeting, and purchasing functions are centrally managed. At the conclusion of each acquisition, the Company typically places financial personnel with the acquired entity to centralize authority and financial reporting. The Company's day-to-day management is conducted on a decentralized basis. The management of each operating location is responsible for local operations, profitability, the integration of acquisitions, and growth, subject to the Company's overall business plan and budget. Certain of the Company's corporate functions, including environmental compliance, and purchasing and marketing expertise, are centralized and shared among locations to improve productivity, lower operating costs, and stimulate internal growth. Permits and other governmental approvals for the Company's operations, including those related to zoning, environmental, and land use are handled by local engineers under the supervision of local and senior officers. While local management operates with a high degree of autonomy, the Company's senior officers monitor local operations and require conformance to its accounting, purchasing, marketing, and internal control policies, particularly with respect to financial matters. The performance of local management is reviewed by the Company's executive officers on a regular basis.

     As of September 25, 1997, the Company had a total of 20 operating locations all of which are located in the eastern United States. Some acquisitions create new operating locations while others are combined into existing locations. Solid waste businesses acquired by the Company that are located within an existing market are consolidated or "tucked-in" with the Company's existing operations in such markets.

Marketing

     The solid waste management industry services customers on a local basis. The Company's marketing program is designed for implementation at the local level. The Company employs sales people at its operating locations. The salespeople are supervised by the management of the operating locations. The Company emphasizes providing quality services as well as customer satisfaction and retention and believes that it will attract customers in the future because of its reputation for quality service. The Company markets its services to a broad spectrum of commercial, industrial, and residential customers, and has a diverse customer base, with no single customer accounting for five percent or more of the Company's consolidated revenues for the year ended June 30, 1997. The Company does not believe that the loss of any single consumer would have a material adverse effect on the Company's business or results of operations.

Competition

     The solid waste management industry is highly competitive and the Company believes that industry consolidation will increase competitive pressures. The Company competes with several large national waste management companies, including Waste Management, Inc. (formerly WMX Technologies, Inc.), Browning-Ferris Industries, Inc., U.S.A. Waste Services, Inc., and Allied Waste Industries, Inc. A number of these competitors have significantly greater financial, marketing, and other resources than the Company. The Company also competes with numerous well-established smaller, local or regional firms, some of which have accumulated substantial goodwill. In addition, municipalities that operate their own waste collection and disposal facilities often enjoy the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions. Increased competition from these companies or municipalities could have a material adverse effect on the Company's business or results of operations.

     The Company competes for waste disposal business on the basis of tipping fees, geographic location, and quality of operations. The Company's ability to acquire waste disposal business may be limited by the fact that many landfills are owned by the Company's major competitors. The Company competes for collection accounts primarily on the basis of price and the quality of its services. Intense competition is encountered for both quality of service and pricing. From time to time, competitors may reduce the price of their services and accept lower profit margins in an effort to expand or maintain market share or to win competitively bid contracts.

     At June 30, 1997, the Company provided residential collection services under 54 municipal contracts with terms ranging between one to five years. As is customary in the waste management industry, such contracts come up for competitive bidding periodically and there can be no assurance that the Company will be the successful bidder or will be able to retain such contracts. If the Company is unable to replace any contract lost through the competitive bidding process with a comparable contract within a reasonable period of time or use any surplus equipment in other service areas, the Company's business and results of operations could be adversely affected. However, during the years ended June 30, 1997 and 1996, no one commercial customer or municipal contract accounted for five percent or more of the total revenue of the Company.

     Increased public environmental awareness and certain mandated state regulations have resulted in increased recycling efforts in many areas of the country that are reducing the amount of solid waste destined for landfills. The increased public awareness and certain state regulations have also increased waste volume through programs of mandatory collection, disposal, and clean-up. In addition, the Company could face competition from companies engaged in waste incineration and other alternatives to landfill disposal. Although the Company believes that landfills will continue to be the primary depository for solid waste well into the future, there can be no assurance that recycling, incineration, and other waste reduction efforts will not affect future landfill disposal volumes. The effect, if any, on such volumes could also vary between regions of the country as well as within individual market areas in each region.

Government Regulation

     Introduction. The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations. These regulations not only strictly regulate the conduct of the Company's operations but also are related directly to the demand for many of the services offered by the Company.

     These regulations are administered by the United States Environmental Protection Agency ("EPA") and various other federal, state and local environmental, zoning, health, and safety agencies. The Company believes that it is in substantial compliance with applicable federal, state, and local laws, permits, orders, and regulations. The Company believes that there will continue to be increased regulation, legislation, and regulatory enforcement actions related to the solid waste management industry. The Company attempts to anticipate future regulatory requirements and to plan accordingly to remain in compliance with the regulatory framework.

     In order to develop and operate its landfills, transfer stations, and other solid waste management facilities, the Company typically must go through several governmental review processes and obtain one or more permits including zoning or other land use approvals. Obtaining these permits and zoning or land use approvals is difficult, time consuming, and expensive, and they are often opposed and appealed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

     The Company's operating facilities are subject to a variety of operational, monitoring, site maintenance, closure, post-closure, and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with the expansion of landfills, it is often necessary to expend considerable time, effort, and money in complying with the governmental review and permitting processes necessary to increase the capacity of these landfills. Governmental authorities have broad authority to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. Failure to correct violations to the satisfaction of the government authorities could lead to curtailed operations, fines, and penalties or even closure of a landfill or other facility.

     The principal federal, state, and local statutes and regulations applicable to the Company's various operations are as follows:

     The Resource Conservation and Recovery Act of 1976. The Resource Conservation Act of 1976 ("RCRA") regulates the generation, treatment, storage, handling, transportation, and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they: (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics; and
(ii) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous. Among the wastes that are specifically designated as non-hazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff, and most non-hazardous industrial waste products.

     In October 1991, the EPA adopted regulations governing solid waste landfills ("Subtitle D Regulations"). The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards, and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill units meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to collect leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with Subtitle D Regulation criteria. A majority of the states in which the Company currently operates or into which the Company may enter have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. Since the Company's operating landfills are believed by the Company to be in compliance in all material respects with such laws, the Company believes that all of its present landfill operations meet or exceed the Subtitle D Regulations, where applicable, in all material aspects.

     The Federal Water Pollution Control Act of 1972. The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If runoff or collected leachate from the Company's landfills or transfer stations is discharged into surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with federal storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water runoff from flowing into surface waters. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. The Company has secured or has applied for the required discharge permits under the Clean Water Act or comparable state-delegated programs.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), establishes a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where there has been, or is threatening to be, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were found to be liable under CERCLA, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if other responsible parties may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA provides a responsible party with the right to bring legal action against other responsible parties for their allocable share of investigative and remedial costs. The Company's ability to get others to reimburse it for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and the financial resources of such other parties.

     The Company handles and stores petroleum, motor oil, and other hazardous substances at its facilities. In the past, there may have been historical releases of these hazardous substances into the soil or ground water. The Company may be required under federal, state, or local environmental law to investigate and remediate this contamination.

     The Clean Air Act, as amended in 1990. The Clean Air Act, as amended in 1990 ("Clean Air Act") provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has recently promulgated new standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emissions limitations. The EPA and the states in which the Company operates also have adopted regulations under Title V of the Clean Air Act requiring permits for certain disposal facilities. This may require one or more of the Company's landfills to install passive or active gas collection systems. In addition, the National Emission Standards for Hazardous Air Pollutants ("NESHAPs") regulate the collection, packaging, transportation, and disposal of asbestos-containing material. NESHAPs regulate visible emissions of asbestos fibers to outside air and require emissions controls and appropriate work practices. Asbestos is listed as a hazardous substance under CERCLA. A few states have classified asbestos as hazardous waste and require appropriate handling and disposal practices. The Company transports and disposes of asbestos containing materials. There can be no assurance that the Company will not face claims resulting from environmental liabilities relating to these and other materials with respect to its solid waste management operations.

     The federal statutes described above contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of these statutes.

     The Occupational Safety and Health Act of 1970. The Occupational Safety and Health Act of 1970, as amended ("OSHA"), authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of those promulgated standards, including standards for notices of hazards, safety in excavation and the handling of asbestos, may apply to certain of the Company's operations. OSHA regulations set forth requirements for the training of employees handling, or who may be exposed in the work place to, concentrations of asbestos-containing materials that exceed specified action levels. The OSHA regulations also set standards for employee protection, including medical surveillance, the use of respirators, protective clothing and decontamination units, during asbestos demolition, removal, or encapsulation as well as its storage, transportation, and disposal. In addition, OSHA specifies a maximum permissible exposure level for airborne asbestos in the workplace. The Company has no direct involvement in asbestos removal or abatement projects. However, asbestos-containing waste materials are accepted at certain of the Company's landfills that are authorized to accept such materials, and some of the Company's collection businesses receive asbestos-containing waste materials which have already been packaged and labeled. These packages are loaded onto the Company's vehicles by employees of the asbestos abatement contractors for transportation to and disposal at the Company's authorized landfills. Accordingly, OSHA regulations designed to minimize employees' exposure to airborne asbestos fibers and provide employees with proper training and protection generally apply to the Company's operations in the transportation, handling, and disposal of the asbestos waste. The Company's employees are trained to respond appropriately in the event there is an accidental spill or release of the packaged asbestos-containing materials during transportation or landfill disposal.

     Flow Control/Interstate Waste Restrictions. Certain permits and approvals may limit the types and quantity of waste that may be accepted at a landfill during a given time period. Certain permits, approvals, and state and local regulations, may seek to limit a landfill's acceptance of out-of-state waste. Legislative or regulatory restrictions on the importation of out-of-state waste have not to date withstood judicial challenge. From time to time, federal legislation is proposed which would allow individual states to prohibit or limit the disposal of out-of-state waste. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which the Company operates landfills could limit or prohibit the importation of out-of-state waste. Such legislation could adversely affect the Company's landfills that receive a significant portion of out-of-state waste. A restrictions on out-of-state waste could result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business and results of operations could be adversely affected.

     Certain states and localities may for economic and other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional and therefore invalidated a local ordinance that sought to impose flow controls on taking waste out of a locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions through legislation or contract and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. Federal legislation has from time to time been proposed to allow states and localities to impose flow control restrictions. The restrictions, if enacted, would result in the volume of waste going to landfills being reduced in certain areas. Flow control restrictions could adversely affect the Company's ability to operate its landfills at their full capacities and could reduce the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business and results of operations could be adversely affected.

     The Company's Kentucky landfill is subject to a host county agreement which limits the origin and type of waste the landfill may accept for disposal. The landfill is restricted to accepting only municipal, commercial and residential waste from 10 counties at any one time chosen from an 18 county area within Kentucky, and areas of Tennessee within 75 miles of the landfill. The landfill is also permitted to accept non-hazardous industrial and commercial special waste from specific generators on a case-by-case basis from Kentucky and from states contiguous to Kentucky. Once the landfill commences operations, it may accept asbestos from anywhere in the United States for an initial three-year period; from Kentucky and states contiguous to Kentucky during years four and five; and, from Kentucky in year six and the period thereafter.

     New York City Trade Waste Commission. In 1996, the New York City Council enacted Local Law 42 ("Local Law 42") in order to control the corrupting influence of organized crime on the waste hauling industry. Local Law 42 created the Trade Waste Commission ("TWC") and established rules for licensing and regulating the operations of the commercial and industrial waste industry in New York City. The law prohibits the collection, disposal or transfer of commercial and industrial waste without a license issued by the TWC and requires TWC approval of all acquisitions or other business combinations proposed by all licensees. Each acquisition, sale, or merger transaction generally must be submitted for review by the TWC 30 days before the transaction takes effect, although the amount of time required for review depends on the complexity of the transaction and the need to investigate the background of the principals involved. One of the Company's subsidiaries has received a license from the TWC which enables it to conduct New York City collection operations. The license has a term of two years as do all TWC licenses. The TWC also sets maximum rates for the industry and establishes operational requirements. In May 1997 the TWC lowered the maximum collection rates that may be charged by licensed companies. The Company's New York City collection operations are subject to Local Law 42, which could preclude or materially impact the Company's operations in this region, the time and cost of completing future acquisitions in this region, and the rates which may be charged for collection services in this region.

     Public Utility Regulation. The rates that the Company may charge at its West Virginia landfill for the disposal of municipal solid waste are regulated by the West Virginia Public Service Commission ("PSC"). Effective June 30, 1994, the Company received authorization from the PSC based on a revised tariff to increase its municipal waste disposal rate from $22.50 per ton to $28.25 per ton (net of taxes) upon receipt of waste on its composite lined disposal area. Pursuant to this same tariff, the rate for municipal solid waste disposal may be increased to $38.93 per ton. The adoption of rate regulation in other states in which the Company owns landfills could have an adverse effect on the Company's business and results of operations.

     State and Local Regulations. Each state in which the Company currently operates, or may operate in the future, has laws and regulations governing the generation, storage, treatment, handling, transportation, and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and other solid waste management facilities. Many states also have programs that require investigation and clean up of sites containing hazardous materials in a manner comparable to or more stringent than CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites. Some of the state laws provide for the imposition of liens on property owned by responsible parties. Many municipalities also have ordinances, local laws, and regulations affecting the Company's operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities.

     The permits or other land use approvals and laws with respect to a landfill may (i) limit a landfill to accepting waste that originates from a specified geographic area, (ii) specify the quantity of waste that may be accepted at the landfill during a given time period, and (iii) specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it is generally necessary to renew the permit periodically. These restrictions could result in the volume or types of waste going to landfills being reduced in certain areas, which may materially adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for solid waste disposal services. These restrictions may also result in higher operating costs for the Company. If the Company is unable to pass such increased costs to its customers, the Company's business and results of operations could be materially adversely affected.

     In 1996, the South Carolina Department of Health and Environmental Control proposed new regulations governing industrial waste landfills. If passed in proposed form, these regulations would impose additional operating, reporting, record-keeping requirements and new closure, post-closure and design requirements on the Company's

South Carolina landfill. To operate after the effective date of the proposed regulations, the Company may need to upgrade the landfill's design. The type of upgrades required would depend on the types of industrial waste the Company would choose to accept for disposal. If the Company would continue to accept the limited classes of waste it currently accepts at its South Carolina landfill (referred to in the proposed regulations as "Class 1" wastes), the Company would only need to design and install a ground water monitoring system. If the Company were to accept a broader class of industrial wastes (referred to as "Class 2" or "Class 3" wastes), it would need to install a clay liner ("Class 2"), or a clay and synthetic liner ("Class 3") including a leachate collection system. If the regulations are finalized in substantially the form proposed, the Company will determine the projected costs and benefit of being able to accept Class 1, Class 2, or Class 3 wastes, and choose the appropriate design for the facility, which may include separate disposal areas for separate classes of wastes. These regulations are only in draft form, and final regulations expected to become effective in 1997 may have additional or substantially different requirements that could have a material adverse effect on the Company's business and results of operations.

     The Company's Pennsylvania landfill, acquired by the Company in December 1996, has been in existence since 1972. From 1972 to 1988, the 110-acre area of the landfill which received waste or was authorized by state permits to receive waste had either received all necessary local zoning approvals or was not required by local ordinance to receive a zoning permit or other approval to operate. In 1988, the landfill received a state expansion permit for a 32-acre lined expansion area increasing the size of the permitted disposal area to 142 acres as well as a conditional use zoning approval from the local township. In 1990, the township adopted a new zoning ordinance which limited the height of municipal waste landfills to 35 feet above the original land contour. The landfill, as permitted in 1988 and as currently designed and permitted, exceeds the height limit in certain areas. The Company has maintained that the current permitted area is an existing nonconforming use and is not subject to the 35 foot height limitation imposed by the 1990 ordinance. If the township seeks to impose this limitation, and is successful, the existing permitted capacity of the Company's Pennsylvania landfill would be materially reduced.

     There has been an increasing trend at the state and local levels to mandate recycling and waste reduction at the source and to prohibit the disposal of certain types of wastes at landfills. Many states (including states in which the Company operates) have enacted laws that require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling, or other programs. Some states (including Florida, Illinois, Kentucky, Maryland, Pennsylvania, South Carolina, and West Virginia) have adopted legislation that prohibits the disposal of yard waste, tires, and other items in landfills. These developments could result in a reduction in the volume of waste destined for landfills in certain areas, which may affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. Such effects could have a material adverse effect on the Company's business and results of operations.

Permits and Licenses

     The Company is required to obtain and maintain various federal, state, and local permits and licenses in connection with its solid waste collection, transportation and landfill operations. The Company is also required to obtain and maintain various facility permits and other governmental approvals, including those related to zoning, environmental and land use. Permits and approvals are required to operate a landfill, transfer station, and a waste hauling operation and expand landfill and transfer station operations. These permits and approvals are difficult, time consuming and costly to obtain, may be subject to community opposition, opposition by various local elected officials or citizens, regulatory delays and other uncertainties. Some permits are dependent on the Company's facilities being included in state or local solid waste management plans and the Company's entering into satisfactory host agreements with local communities. Operating permits may be subject to modification, renewal, or revocation by the issuing agencies after issuance, which may increase the Company's obligations and reopen opportunities for opposition relating to the permits. Moreover, from time to time, regulatory agencies may impose moratoria on, or otherwise delay, the review or granting of these permits or approvals or such agencies may modify the procedures or increase the stringency of the standards applicable to the review or granting of such permits or approvals.

     There can be no assurance that the Company will be successful in obtaining and maintaining in effect the permits and approvals required for the successful operation and growth of its business, including permits and approvals required for the development of additional disposal capacity needed to replace existing capacity that becomes exhausted. The failure of the Company to obtain or maintain in effect a permit or agreement significant to its business would have a material adverse effect on the Company's business and results of operations.

     Pennsylvania Landfill. Prior to 1990, the Company's Pennsylvania landfill disposed of municipal solid waste in an unlined disposal area. This unlined area was operated by the former owner and has caused localized ground water contamination. As a condition to a recent permit modification, the Company has agreed to remove all waste from unlined areas to remove the source of contamination and relocate the waste to a Subtitle D approved disposal area at the landfill. For the period of time during which the waste will be relocated, the Company will operate a groundwater removal and treatment system which has received a permit for the associated surface water discharge. Relocation of the waste began in April 1997, is coordinated with new pad construction, and is scheduled to be completed in fiscal year 2008. At June 30, 1997, the Company had accrued approximately $4.0 million for such relocation and removal costs. An additional condition of the permit modification requires groundwater monitoring of five private water supply wells. Low levels of volatile organic compounds have been detected in two of these private water supply wells. The Company does not believe that this off-site contamination is related to the Company's on-site groundwater contamination. Nevertheless, the Company has voluntarily supplied one private residence with a carbon treatment unit on its water supply; the other private residence is being supplied with bottled water. The Company has not established a specific financial reserve for potential costs relating to this remediation or any additional potential liabilities associated with this contamination. Though no assurance can be given, the Company currently believes that ultimate resolution of these matters should not have a material adverse effect on the Company's business or results of operations.

     Kentucky Landfill. The Company ceased operations at its Kentucky landfill on June 30, 1995 because the existing permitted disposal area did not meet current state law design requirements. From June 30, 1995 to June 30, 1996, the Company operated a transfer station at the landfill site and disposed of waste at an alternate location. The Company simultaneously pursued a final state permit for an expansion area designed to meet the new state standards. The suspension of landfill operations and the diversion of waste to an alternate location had an adverse effect on the Company's operating results and the Company discontinued its transfer station operation on July 1, 1996. On July 1, 1997, the Company recommended operation of its transfer station to fulfill the obligations of the disposal franchise until the Company's expansion area is completed. The Company received a final permit to construct its expansion area on October 14, 1996. The permit issued October 14, 1996 (reissued February 26,
1997) for the Company's Kentucky landfill approved corrective action measures to abate a ground water discharge containing vinyl chloride at an off-site spring. The corrective action requires the installation of three vertical gas wells. This corrective action has been completed by the Company and the Company is monitoring the spring on a quarterly basis. The planned development of the expansion area is currently expected to begin in the spring of 1998. The initial capital costs required to meet the new state requirements are anticipated to be approximately $3.3 million. The final permit issued for the Kentucky landfill expansion area incorporated the requirements contained in an October 8, 1996, Agreed Order which settled an administrative appeal filed by the Somerset Pulaski County Concerned Citizens Group. Prior to construction of the expansion area the Company is required to complete an additional hydrogeologic investigation to confirm the adequacy of the groundwater monitoring program approved in the final permit. Any negative results of this investigation could have a material adverse effect on the permitted disposal capacity at the Kentucky landfill expansion area and cause a delay in reopening the landfill.

     The final permit issued for the Kentucky landfill expansion area required closure of the original disposal area by August 15, 1997. The Company has commenced closure of the area. The Company has received a violation and an $80,000 fine for not completing closure by the required date. The regulatory authorities could also move to forfeit the Company's existing $1.3 million payment bond posted by the Company to assure a proper closure of this area. Though no assurance can be given, the Company believes it can negotiate a decrease in the fine and that the regulatory authorities will not call the Closure Board as long as the Company proceeds with closure of the site.

     The Company has entered into an exclusive waste disposal franchise agreement with Pulaski County, Kentucky to service the municipal waste needs of the county at the Company's Kentucky landfill through the year 2002. The Company's obligations under this franchise agreement were suspended on July 1, 1996 for a one-year period ending July 1, 1997 due to the Company's cessation of operations at the original permit area and delay in initiating operations at the expansion area.

     Illinois Landfill. The Company has received all required permits to construct a new Illinois landfill, but has delayed such construction until a closure permit for an adjacent unlined landfill was issued on July 17, 1997. The Company currently anticipates commencement of construction of the new landfill in the fall of 1997 and commencement of operations in the summer of 1998 upon issuance of an operating permit. The Company estimates that the cost of construction of the initial landfill area will be $1.7 million.

     Although the Company is not the owner or operator of the adjacent unlined landfill and therefore disclaims financial responsibility for its closure and any other potential liability associated therewith, the Company has contracted with the owner to facilitate and partially fund closure. As part of the Company's Landfill Management Agreement to operate the Illinois landfill, the Company agreed to advance up to a maximum of $365,000 towards closure of the adjacent unlined landfill. In addition, the Company has entered into an agreement with a surety providing financial assurance for the closure and post-closure care requirements for the adjacent unlined landfill pursuant to which the Company agreed to indemnify the surety in the amount of $646,000 in the event the owner of the adjacent landfill defaults on its closure and/or post-closure care obligations.

     West Virginia Landfill. The Company has been advised by the State regulatory agency that the Company's West Virginia landfill is in violation of regulatory requirements and its permit relating to stabilization of a slope area and closure of a portion of the landfill. The State regulatory agency has not issued a formal notice of violation. The Company submitted a schedule on July 1, 1997 for a phased closure and will submit a slope stabilization plan by October 1, 1997. The costs associated with these activities are estimated to be $348,000. Although the State could assess penalties and/or cause a forfeiture of the Company's closure bond, the Company believes that such activities are unlikely. While no assurance can be given, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's business or results of operations.

     Maryland Landfill. Lead has been detected in a few of the groundwater monitoring wells of the Maryland landfill. The Company and the State regulatory agency have agreed on an action plan to identify potential sources of lead detected above action levels. The plan consists of continued well monitoring. An independent consultant has issued a report concluding that the landfill is not contaminating the groundwater and the elevated lead levels are related to sampling errors. The Company has agreed to prepare a contingency plan to identify what actions need to be taken, if after four quarters of monitoring, the regulatory authority determines that the landfill is contaminating the groundwater with lead. Although the Company does not believe that the landfill is contaminating the groundwater, the Company estimates that the costs associated with a remediation of the lead in the groundwater would be $500,000. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's business or results of operations.

Closure and Post-Closure Obligations

     The Company will incur costs in connection with state regulatory requirements governing closure and post-closure monitoring and maintenance of the inactive areas, the current operating areas and future expansion areas at its landfill sites. The costs of closing current permitted operating areas of the Company's landfills if all acreage is used is estimated to be approximately $128,000 in Florida, approximately $8.0 million in Pennsylvania, approximately $465,000 in South Carolina (pursuant to the draft South Carolina regulations expected to become effective in fiscal 1998) and, approximately $1.9 million in Maryland. Closure costs for the completed areas at the West Virginia landfill are estimated to be approximately $750,000. Closure costs for the remaining areas of the West Virginia landfill are estimated to be approximately $3.0 million. Closure costs for the original permit area at the

Kentucky landfill which ceased operations on June 30, 1995 are estimated to be approximately $1.3 million. Closure costs for the Kentucky landfill expansion area which received a final permit on October 14, 1996 (reissued February 26, 1997) are estimated to be approximately $3.0 million. Post-closure care and monitoring obligations at the Kentucky, Pennsylvania and West Virginia landfills will add additional expenditures of $90,000 to $125,000 per year per landfill over the 30-year period following closure. Closure and post-closure care costs for the Illinois landfill are expected to be similar to those for the Kentucky, Pennsylvania and West Virginia landfills. The Company expects post-closure care to cost $13,000 to $16,000 per year per landfill for the 30 years following closure at the South Carolina landfill and the Florida landfill. The Maryland landfill currently requires five years of post-closure care estimated at $48,000 per year. The Company has also agreed to indemnify a surety providing financial assurance for closure and post-closure care requirements for the unlined landfill adjacent to the new Illinois landfill in the event the owner defaults on its closure and post-closure obligations. These amounts are only estimates based on current and proposed regulatory requirements. There can be no assurance that additional closure and post-closure requirements will not be mandated. Although substantial changes in applicable regulatory requirements are not currently expected, any such changes could result in an increase in the cost of regulatory compliance and thereby could have a material adverse effect on the Company's business and results of operations.

Insurance and Bonding

     The Company carries insurance covering its assets and operations, including pollution liability coverage. Specifically, each of the Company's landfills has pollution liability coverage of $5.0 million per occurrence or $5.0 million in the aggregate subject to a $500,000 deductible per occurrence. Nevertheless, there can be no assurance that the Company's insurance will provide sufficient coverage in the event an environmental claim was made against the Company or that the Company will be able to maintain in place such insurance at reasonable costs. An uninsured or underinsured claim against the Company of sufficient magnitude could have a material adverse effect on the Company's business and results of operations. The Company also is subject to the risk of claims by employees and others made after the expiration of the policy coverage period, including asbestos-related illnesses (such as asbestosis, lung cancer, mesothelioma, and other cancers), which may not become apparent until many years after exposure. From May 15, 1985 through April 28, 1988, the Company carried claims-made general liability coverage. Any claims presented on the basis of exposure during that period may not be covered by insurance and any resulting liability could, consequently, have an adverse effect on the Company's business and results of operations.

     The Company is required to post a form of financial assurance at its landfills to ensure proper closure and post-closure monitoring and maintenance. Additionally, some of the Company's collection and transportation contracts require performance and payout bonds to guarantee project completion and certain states may require collateral bonds to secure compliance with hazardous waste transportation requirements. The Company's ability to meet these bonding requirements is contingent upon the Company's performance record and creditworthiness. Any inability by the Company to maintain bonding capacity or a sizable increase in rates would have a material adverse impact on the Company's business and results of operations.

     The Company maintains various bonding, cash and cash substitutes pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky, Pennsylvania, Maryland, Florida and West Virginia disposal facilities. West Virginia currently requires that the Company post financial assurance of $168,000 for closure and post-closure care of up to 30 years for the closed disposal area and $214,000 for the newly permitted expansion area. The West Virginia financial assurance is secured at June 30, 1997 by certificates of deposit totaling $204,000 including accumulated earnings on the deposits for the closed disposal area and a $214,000 closure bond for the expansion area. The Company anticipates that the West Virginia bonding requirements will substantially increase in 1997 when the West Virginia solid waste program is approved by the EPA under Subtitle D Regulations. Financial assurance requirements for the newly permitted area may increase to approximately $3.1 million for closure and $3.7 million for post-closure care. The funds for this additional financial assurance are currently being escrowed through a $1.37 per ton surcharge on municipal solid waste disposal imposed through the Company's tariff approved by the West Virginia Public Service Commission.

     Pennsylvania requires a total closure and post-closure amount of approximately $6.4 million for financial assurance of its currently permitted area. The financial assurance is provided through a payment bond of $3.8 million and a remaining phased eight-year cash collateral deposit of $331,000 per year. The bond is collateralized by a $500,000 irrevocable letter of credit and other covenants with the bonding company.

     Kentucky has required approximately $1.3 million of financial assurance for the closure of the original permitted area which ceased operations on June 30, 1995 and approximately $315,000 for the 30-year post-closure period. The financial assurance for this area is secured by payment bonds totaling approximately $1.6 million. The closure bond of approximately $1.3 million is collateralized by a $626,000 irrevocable letter of credit and the post-closure bond of $315,000 is collateralized by a $128,000 United States Government security deposit in a trust fund.

     Florida has required $128,000 of financial assurance for the closure of the landfill's currently permitted areas and $480,000 for the 30-year post-closure period. The mechanism of financial assurance is provided by a phased collateral escrow account which is funded over the life of the landfill. The current amount funded through June 30, 1996, is approximately $81,000.

     Maryland has required a $220,000 bond for the financial assurance for the closure of the landfill's currently permitted areas, $51,000 for the financial assurance of performance of a grading permit and $48,000 for financial assurance of a surface mining permit. The mechanism of financial assurance is to be provided by surety bonds.

     Illinois requires a demonstration of financial assurance prior to the initiation of landfilling operations. No amounts are currently funded but closure costs are estimated at approximately $1.9 million and post-closure costs are estimated at approximately $1.9 million. The actual amounts required as the financial assurance may be less depending on landfill sequencing and the areas that remain to be properly closed. The Company has also indemnified a surety for closure and post-closure payment liabilities of $232,000 and $414,000, respectively, for a closed landfill adjacent to the Company's landfill site.

     If the Company was unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it would be unable to remain in compliance with Subtitle D Regulations or comparable state requirements, and, among other things, may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

     The Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans of strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings or other aspects of operating results. Such statements are subject to a number of factors that tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

Other Factors Influencing Future Results

     History of Losses; Working Capital Deficits; Continuing Charges. Before reporting net income of $2.1 million (including $4.2 million of merger costs and related tax provisions incurred as a result of acquisitions) in the year ended June 30, 1997, the Company recorded net losses to common stockholders of approximately $4.4 million (including $2.8 million in unusual items principally related to the Company's June 1996 change of control) and $55,000, during the fiscal years ended June 30, 1996 and 1995, respectively. Additionally, the Company had working capital deficits of $852,000 and $1.9 million at June 30, 1997 and 1996, respectively. In connection with the financing of its acquisitions and business growth, the Company has incurred, and anticipates that it will continue to incur, significant debt and interest charges under its revolving credit facility. In addition, the Company will continue to recognize a significant amount of goodwill amortization charges in connection with its acquisitions of collection and transportation businesses and transfer stations that are accounted for under the "purchase" method of accounting. Such goodwill is amortized over a period of 40 years, resulting in an annual non-cash charge to earnings. As the Company continues to pursue its acquisition program, its financial position and results of operations may fluctuate significantly from period to period.

     Limited Operating History in Regard to Significant Assets. In June 1996, control of the Company was acquired by a group of investors, and the Company appointed a new Board of Directors, hired a new management team, and implemented an aggressive acquisition program. Since July 1996, the Company has acquired 21 solid waste management businesses. Of these acquisitions, the 17 completed by June 30, 1997 collectively contributed approximately $73 million or 91.6% of the Company's revenues for the fiscal year ended June 30, 1997 and approximately $136 million or 84.4% of the Company's assets at June 30, 1997. Because of the Company's relatively limited operating history with respect to these businesses, no assurances can be given that the Company will be able to replicate or improve upon their historical financial performance.

     Ability to Manage Growth. The Company's strategy of growing primarily through acquisitions has placed, and is expected to continue to place, significant burden on the Company's management and on its operational and other resources. The Company will need to continue to attract, train, motivate, retain, and supervise its senior managers, technical professionals and other employees. Any failure to expand its management information system capabilities, to implement and improve its operational and financial systems and controls or to recruit appropriate additional personnel in an efficient manner and at a pace consistent with the Company's business growth could have a material adverse effect on the Company's business and results of operations.

     Dependence on Acquisitions for Growth. The rate of future growth and profitability of the Company is largely dependent on its ability to identify and acquire additional solid waste collection, transportation, and disposal businesses. This strategy involves risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of acquisition candidates, including adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retaining, hiring and training key personnel, and risks associated with unanticipated problems or latent liabilities. There can be no assurance that acquisition opportunities will be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired by the Company will be integrated successfully into the Company's operations or prove profitable.

     Availability of Acquisition Targets. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms which may increase acquisition costs to levels that are beyond the Company's financial capability or that may have an adverse effect on the Company's business and results of operations. Accordingly, no assurance can be given as to the number or timing of the Company's acquisitions or as to the availability of financing necessary to complete an acquisition. The Company also believes that a significant factor in its ability to consummate acquisitions will be the attractiveness of the Common Stock as an investment to potential acquisition candidates. Such attractiveness may, in large part, be dependent upon the market price and capital appreciation prospects of the Common Stock compared to the equity securities of the Company's competitors. Many of the Company's competitors for acquisitions are larger, more established companies with significantly greater capital resources than the Company and whose equity securities may be more attractive than the Common Stock. To the extent the Common Stock is less attractive to acquisition candidates, the Company's acquisition program may be adversely affected.

     Ability to Integrate Acquired Businesses and Achieve Operating Efficiencies. The Company is in the process of combining the businesses and assets that it has acquired since July 1996 into an integrated operating structure. This process may require, among other things, changes in the operating methods and strategies of these separate businesses. The future growth and profitability of the Company will be substantially dependent upon its ability to operate recently acquired companies, as well as additional businesses that may be acquired in the future, and integrate them in the Company's operations. The Company's strategy is to achieve economies of scale and operating efficiencies through increases in its size resulting from acquisitions. There can be no assurance that the Company's efforts to integrate acquired operations will be effective or that expected efficiencies and economies of scale will be realized. The failure to achieve any of these results could have a material adverse effect on the Company's business and results of operations.

     Potential Liabilities Associated with Acquisitions. The businesses acquired by the Company may have liabilities that the Company does not discover or may be unable to discover during its pre-acquisition investigations, including liabilities arising from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements, and for which the Company, as a successor owner or operator, may be responsible. Certain environmental liabilities, even if expressly not assumed by the Company, may nonetheless be imposed on the Company under certain legal theories of successor liability, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The businesses acquired by the Company handled and stored petroleum, motor oil, and other hazardous substances at their facilities. In the past, there may have been releases of these hazardous substances into the soil or groundwater. The Company may be required under federal, state, or local law to investigate and remediate this contamination, if any. Any indemnities or warranties, due to their limited scope, amount, duration, the financial limitations of the indemnitor or warrantor, or other reasons, may not fully cover such liabilities.

     Need for Additional Capital; Potential Dilution. The Company's acquisition program required a steady increase in capital, which is expected to continue in the future as the Company pursues its strategy. The Company has and intends to continue to pay for acquisitions with a combination of Common Stock, cash, and the assumption of debt. When the Company issues Common Stock to make acquisitions, the Company's stockholders may experience dilution in the net tangible book value per share of Common Stock. To the extent the Company is unable to use Common Stock to make future acquisitions, its ability to grow may be adversely affected. The Company's capital requirements also include working capital needs to maintain daily operations and significant capital expenditures for cell construction and expansion of its landfills, closure and post-closure care costs associated with its landfills, equipment purchases, and debt repayment obligations and/or financial assurance obligations. To the extent that cash available under the Company's credit facility and internally generated cash are not sufficient to meet the Company's capital needs, the Company will be required to raise additional funds through significant equity and/or debt financing. No assurance can be given that additional funding will be available on terms favorable to the Company.

     Control of Management. Executive officers and directors of the Company as a group beneficially own a significant amount of the outstanding common stock. As a result, these existing stockholders, if acting together, will be able to influence significantly the election of individuals to the Board of Directors and the outcome of certain matters submitted for stockholder consideration.

     Dependence on Key Personnel. In June 1996, the Company appointed a new Board of Directors and hired a new management team. The Company's operations are substantially dependent upon the services of its executive officers, particularly Louis D. Paolino, Jr., the Chairman of the Board, Chief Executive Officer, and President of the Company, and Terry W. Patrick, the Chief Operating Officer and an Executive Vice President of the Company. The loss of the services of Mr. Paolino, Mr. Patrick or one or more of the other executive officers of the Company could have a material adverse effect on the Company's business and results of operations. All of the Company's executive officers have entered into employment agreements with the Company, most of which contain noncompetition agreements. The Company does not maintain key-man life insurance policies on its executive officers.

Executive Officers of the Company

     The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

     There are no family relationships between any of the executive officers of the Company. The following table sets forth information regarding certain executive officers of the Company.


Name                          Age                     Position
----                          ---                     --------
Louis D. Paolino, Jr........   41  Chairman of the Board, President, and Chief
                                       Executive Officer
Terry W. Patrick............   51  Executive Vice President and Chief Operating
                                       Officer
Gregory M. Krzemien.........   38  Chief Financial Officer and Treasurer
Robert M. Kramer............   45  General Counsel, Executive Vice President
                                       and Secretary
John W. Poling..............   52  Vice President--Finance
Dennis M. Grimm.............   47  Vice President--Operations
Willard Miller..............   60  Executive Vice President
Glen M. Miller..............   39  Executive Vice President of Collection
                                       Operations

     Louis D. Paolino, Jr. has served as Chairman of the Board, President, and Chief Executive Officer of the Company since June 1996. Mr. Paolino has over 14 years of experience in the solid waste management industry. From 1989 to June 1996, Mr. Paolino was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil and which was sold to U.S.A. Waste Services Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as Vice President of U.S.A. Waste Services, Inc. Mr. Paolino currently serves as President of Blue Pointe, Inc., the lessor of the Company's executive offices in Mt. Laurel, New Jersey. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. degree in Civil Engineering from Drexel University.

     Terry W. Patrick has served as Executive Vice President and Chief Operating Officer of the Company since June 1996. Mr. Patrick has over 25 years of experience in the waste management industry. From September 1995 to June 1996, Mr. Patrick was involved with personal investments and ownership of a chemical manufacturing and distributing company. From April 1990 to August 1994, he served as President and Chief Operating Officer of U.S.A. Waste Services, Inc., and from November 1988 to April 1990 as Vice President of Operations at Mid-America Waste Systems, Inc. Prior to joining Mid-America Waste Systems, Inc., Mr. Patrick served in various district and regional management positions with Waste Management, Inc. and Browning-Ferris Industries, Inc. Mr. Patrick received a B.S. degree in Business Management from Evangel College.

     Gregory M. Krzemien has served as Chief Financial Officer and Treasurer of the Company since August 1992. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP, and held other positions with that firm since 1981. Mr. Krzemien received a B.S. degree in Accounting from Pennsylvania State University and is a certified public accountant.

     Robert M. Kramer has served as General Counsel, Executive Vice President and Secretary of the Company since June 1996. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Plotkin & Kahn, Washington, D.C.

Mr. Kramer has represented public and private companies in the waste management industry for over 15 years. Since 1989, Mr. Kramer has been the sole partner of Robert M. Kramer & Associates P.C., a law firm consisting of three lawyers. Although Mr. Kramer will continue his private practice of law at Robert M. Kramer & Associates, P.C., he has and will devote a substantial amount of time performing his duties for the Company. Mr. Kramer since December 1989 has served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received a J.D. degree from Temple University Law School.

     John W. Poling has served as a Vice President of Finance of the Company since November 1996. Mr. Poling has held senior financial positions in publicly-held environmental services companies since 1979, and served as Vice President and Treasurer of Smith Technology Inc. from 1994 to 1996, Vice President, Finance and Chief Financial Officer of Envirogen, Inc. from 1993 to 1994, President of Tier Inc. from December 1992 to September 1993, and Vice President--Finance and Chief Financial Officer of Roy F. Weston, Inc. from 1989 to 1992. Mr. Poling received a B.S. degree in Accounting from Rutgers University.

     Dennis M. Grimm has been employed with the Company since March 1997 and currently serves as Vice President of Operations. Mr. Grimm has more than 25 years of experience in the solid waste industry. From January to March 1997, Mr. Grimm was President and Chief Executive Officer of Apex Waste Services, Inc., which was acquired by the Company in March 1997. From 1984 to 1994, he served as Group Vice President and Regional Manager for WMX Technologies, Inc. (Northeast Region).

     Willard Miller joined the Company as Executive Vice President in September 1996. In 1972, Mr. Miller founded Super Kwik, Inc. where he held the positions of President and Chief Executive Officer for 24 years.

     Glen M. Miller joined the Company as Executive Vice President of Collection Operations in September 1996. Prior to joining the Company, Mr. Miller had 23 years in the solid waste industry, most recently as Vice President and Chief Operating Officer of Super Kwik, Inc. since January 1980 and President of Waste Maintenance Services, Inc. from May 1987 to September 1996.

Employees

     As of September 25, 1997, the Company had approximately 840 full-time employees, of which approximately 671 were employed in collection, transfer and disposal operations, 129 in clerical, administrative, and sales positions and 40 in management. Approximately 255 of the Company's employees at four operating locations are covered by collective bargaining agreements. Management has not experienced a work stoppage and considers its employee relations to be good.

ITEM 2. PROPERTIES

     The principal fixed assets used by the Company are its landfills which are described under "Item 1. Business--Services--Waste Disposal." The six landfills currently owned by the Company are situated on sites owned by the Company.

     The Company leases approximately 6,000 square feet of office space in Mt. Laurel, New Jersey for its principal executive offices under a lease expiring in June 2001. The Company owns real estate, buildings, and other properties that it employs in substantially all of its solid waste collection, transportation, and disposal operations.

     At September 25, 1997, the Company owned or leased approximately 700 items of equipment including waste collection vehicles and related support vehicles, as well as bulldozers, compactors, earth movers, and related heavy equipment and vehicles used in landfill operations. At September 25, 1997, the Company also had approximately 32,000 steel containers in use, ranging from one to 45 cubic yards. The Company believes that its vehicles, equipment, and operating properties are well maintained and adequate for its current operations. However, the

Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

ITEM 3. LEGAL PROCEEDINGS

     One of the Company's solid waste collection subsidiaries, is a defendant, along with approximately 350 other defendants, in a private cost recovery action under various state statutory and common law theories for allegedly sending waste to a landfill currently undergoing a remedial clean-up. The suit seeks reimbursement of an unspecified amount for soil and groundwater remediation. The case is in the early stages of discovery and neither the total potential remediation costs nor the Company's allocable share of liability has been quantified. Based on information available to the Company, the subsidiary did not contribute a significant proportion of the waste to the site and any waste that was transported by the subsidiary to the site appears to have been construction and demolition waste and municipal solid waste. To date, one of the Company's insurance carriers has agreed to provide a defense up to the policy limits of $70,000, which the Company expects will be sufficient to cover its liability, and four other carriers are expected to be placed on notice. Given the limited quantities of waste potentially transported to the landfill, the nature of the waste sent to the site, the availability of insurance coverage, and other potential defenses, the resolution of the action should not have a material adverse effect on the Company's business and results of operations. No assurance can be given, however, that the Company's ultimate financial obligations related to this matter will not have a material adverse effect on the Company's business and results of operations.

     The same subsidiary is also a party to a Superfund litigation, which has been settled by substantially all of the defendants. The Company is being defended in this action by one of its insurance carriers, which did not accept a $13,000 settlement offer. Because the settlement offer was not accepted, the Company could be subject to claims for any deficiency between the amount contributed by all settling parties and the actual costs of remediating the site. While the Company has no reason to believe that any such claims will be asserted and no meaningful basis to estimate the amount of such claims, no assurances can be given that they would not be brought or that the amount claimed would not be substantial. Were any such claims to be asserted, the Company would vigorously assert all available defenses and believes that its liability, if any, would either be covered by insurance or, under applicable law, be the responsibility of the carrier because of its failure to accept settlement. However, no assurances can be given that insurance proceeds would cover the entire amount of the claim or that the Company would prevail in any action against the carrier. Accordingly, there can be no assurance that the Company's ultimate financial obligations related to this matter will not have a material adverse affect on the Company's business and results of operations.

     The Company is not currently involved in any material litigation, including material litigation arising from federal, state or local provisions that have been enacted for the purpose of protecting the environment. The Company is routinely involved in certain legal and administrative proceedings. Companies in the solid waste management business are frequently subject to judicial and administrative proceedings involving federal, state or local agencies or citizen groups. These governmental agencies and citizen groups may seek to impose fines or penalties on the Company or to revoke or deny renewal of the Company's operating permits or licenses for violations or alleged violations of environmental laws or regulations or require that the Company make expenditures to remediate potential environmental problems relating to waste disposed of or stored by the Company or its predecessors, or resulting from its or its predecessors' transportation and collection operations. All such proceedings arise in the ordinary course of business and the Company believes that although the outcome of such proceedings cannot be predicted with certainty, the cost of settlement or judgments arising from such proceedings will not have a material adverse effect on the Company's business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDENDS OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Price and Dividends of the Registrant's Common Equity

    The Company's Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the trading symbol "EESI". The common stock prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

    The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share for the Company's Common Stock, as reported by Nasdaq.


                                            HIGH    LOW
                                           ------  ------

Fiscal Year Ended June 30, 1996
         First Quarter...................   2 1/4   1 1/4
         Second Quarter..................   2 1/4   1 1/2
         Third Quarter...................   1 3/4       1
         Fourth Quarter..................   7 1/8   1 1/4

Fiscal Year Ended June 30, 1997
         First Quarter...................  7 1/16       5
         Second Quarter..................  10 3/8   6 1/2
         Third Quarter...................  14 1/8   8 3/8
         Fourth Quarter..................  18 1/8  11 3/8

     The closing price for the Common Stock on September 25, 1997 was $26.25 For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of the outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

     As of September 25, 1997, the Company had 332 holders of record and approximately 2970 beneficial owners of its Common Stock.

     The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain all working capital and earnings, if any, for use in the Company's operations and in the expansion of its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions, and such other factors as the Board of Directors deems relevant. The Company's credit facility prohibits the payment of cash dividends without prior bank approval.

 (b) Recent Sales of Unregistered Securities.

     On April 11, 1997, the Company consummated the acquisition of Big T Disposal, Inc. pursuant to the terms of a purchase agreement. Consideration for the acquisition was $1,336,000 including the issuance of 51,528 shares of common stock of the Company, par value $.01 per share, to the sellers.

     On May 8, 1997, the Company consummated the acquisition of four collection companies in south Florida, namely Environmental Waste Systems, Inc., Environmental Waste Systems of Palm Beach, Inc., C&R Waste Removal, Inc. and Combined Waste Services, Inc. pursuant to separate Purchase and Sale of Assets Agreement. Consideration for the acquisitions was approximately $7,818,000 including the issuance of 418,605 shares of common stock of the Company, par value $.01 per share, to the sellers.

     On May 12, 1997, Eastern Waste of New York, Inc., Eastern Waste of Long Island, Inc. and Eastern Container Corporation, wholly owned subsidiaries of the Company, acquired substantially all of the assets related to the operations of KC Waste Services, Inc., Curbside Leasing, Inc., Waste Services, Inc., New York Waste Services, Inc. and Long Island Waste Services, Inc. (collectively referred to as "WSI"). Consideration for the acquisition consisted of the issuance of 1,159,982 shares of common stock of the Company, par value $.01 per share to the sellers. Additionaly, 221,170 shares of common stock of the Company are issuable upon the satisfaction of certain conditions.

     On May 27, 1997, the Company consummated the acquisition of two additional collection companies in south Florida, namely Ameri Carting, Inc. and A-1 Carting Corporation pursuant to separate Purchase and Sale of Assets Agreements. Consideration for the acquisitions was approximately $6,934,000 including the issuance of 592,451 shares of common stock of the Company, par value $.01 per share, to the seller, and ten year stock warrants for 20,000 shares of common stock of the Company at an exercise price of $14.525.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated statement of operations, balance sheet and other operating data of the Company as of the dates and for the periods indicated. The financial information has been derived from the Company's audited consolidated financial statements. The selected consolidated financial data below should be read in conjunction with the Company's audited consolidated financial statements and notes thereto at June 30, 1997 and 1996, and for the three years in the period ended June 30, 1997, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       Years Ended June 30, /(1)/
                                   ---------------------------------------------------------------
                                         1997         1996         1995         1994         1993

                                            (Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues.......................        $79,625      $39,519      $40,802      $37,314       $8,684
Cost of revenues...............         53,130       30,955       30,414       27,976        4,049
Selling, general and
 administrative expenses.......         12,779        9,343        6,833        6,652        4,907
Depreciation and amortization..          4,742        2,894        3,665        2,862        1,809
Merger costs...................          3,337           --           --           --           --
                                   -----------   -----------  -----------  -----------  -----------
Operating income (loss)........          5,637       (3,673)        (110)        (176)      (2,081)
Interest expense...............         (2,663)        (629)        (580)        (372)        (229)
Other income (expense).........            509         (131)         488          226          123
                                   -----------   -----------  -----------  -----------  -----------
Income (loss) from
 continuing operations
 before income taxes...........          3,483       (4,433)        (202)        (322)      (2,187)
Income tax expense (benefit)...          1,341          (10)        (147)        (229)        (715)
                                   -----------   -----------  -----------  -----------  -----------
Net income (loss) from
 continuing operations.........         $2,142      $(4,423)        $(55)        $(93)     $(1,472)
                                   ===========   ===========  ===========  ===========  ===========
Net earnings (loss) per share
 from continuing
 operations....................          $0.14       $(0.49)      $(0.01)      $(0.01)      $(0.34)
                                   ===========   ===========  ===========  ===========  ===========
Weighted average number of
 shares outstanding............     14,976,802    9,018,080    7,844,359    7,836,332    4,392,022
                                   ===========   ===========  ===========  ===========  ===========
Other Operating Data:
EBITDA /(2)/...................        $10,379        $(779)      $3,555       $2,686        $(272)

                                                           June 30, /(1)/
                                   ---------------------------------------------------------------
                                        1997         1996         1995         1994         1993
Balance Sheet Data:
Working capital (deficit)......          $(852)     $(1,853)        $452       $2,099       $2,199
Total assets...................       $161,085      $28,786      $28,299      $26,484      $16,792
Long-term debt, less current
 portion.......................        $60,929       $6,309       $5,160       $3,721       $1,994
Total liabilities..............       $109,248      $18,365      $14,559      $12,362       $6,988
Total stockholders' equity.....        $51,837      $10,421      $13,740      $14,122       $9,804
-------------

Selected Financial Data Footnotes

(1) Subsequent to June 30, 1996, the Company acquired Super Kwik, Inc. and its affiliates ("Super Kwik") and Donno Company, Inc. and its affiliates ("Donno") in two separate transactions. Each of these business combinations was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated for periods prior to the acquisition to include the results of operations, financial position and cash flows of Super Kwik and Donno. June 30, 1993 and the year then ended included above has not been restated to include these acquisitions.

(2) EBITDA represents operating income plus depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. Further, EBITDA does not necessarily indicate whether cash flow will be sufficient for items such as working capital, capital expenditures, or to react to changes in the Company's industry or economic changes generally. The Company believes that EBITDA is a frequently used measure that provides additional information for determining its ability to meet debt service requirements and that it is one of the indicators upon which the Company, its lenders, and certain investors assess the Company's financial performance and its capacity to service debt. The Company therefore interprets the trends that EBITDA depicts as one measure of the Company's operating performance. Because EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by the Company may not necessarily be comparable to other similarly titled measures of other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cashflows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly titled measures reported by other companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the three years ended June 30, 1997, and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. The Company has restated its previously issued financial statements for fiscal years 1996, 1995, and 1994 to reflect the acquisitions of Super Kwik and Donno, which were consummated September 27, 1996 and January 31, 1997, respectively, and accounted for under the pooling of interests method of accounting.

     The follow discussion includes statements that are forward-looking in nature. The accuracy of such statements depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business --Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Item 1 of this report.

Introduction

Revenues

     The Company is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. The Company's revenues for the year ended June 30, 1997 were comprised of approximately 81% solid waste collection and transportation operations, approximately 8.5% solid waste disposal operations, and approximately 10.5% other waste management services.

     The Company's solid waste collection operations earn revenues from fees collected from residential, commercial, and industrial collection and transfer station customers. Solid waste collection is provided under two primary types of arrangements depending on the customers being served. Collection services for commercial and industrial customers are generally performed under one to three year service agreements. Collection services for residential customers generally are performed under contracts with, or franchises granted by, municipalities or regional authorities that grant the Company rights to service all or a portion of the residents in their jurisdictions, except in rural areas where the Company usually contracts directly with the customer. Such contracts or franchises generally range in duration from one to three years. Recently, some municipalities have bid their residential collection contracts based on the volume of waste collected versus the number of households serviced. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or paid directly by residents receiving the services.

     As part of its solid waste collection operations, the Company's five owned or operated transfer stations receive solid waste collected primarily by its various collection operations, compact the waste and transfer it to larger vehicles for transport to landfills. This procedure reduces the Company's costs by improving its use of collection personnel and equipment.

     The Company's solid waste landfills earn revenues from disposal fees charged to third parties and from disposal fees charged to the Company's collection and transportation operations that dispose of solid waste at the Company's landfills. These landfills receive solid waste from the Company's own collection companies and transfer stations, as well as from independent collection operators. For the year ended June 30, 1997, approximately 16% of the Company's revenue generated from collection operations represented solid waste collected by the Company that was delivered for disposal at its own landfills, and approximately 20% of the Company's revenue generated from landfill disposal operations represented solid waste disposed of at the Company's landfills that was delivered by the Company.

     The Company's prices for solid waste collection, transportation, and disposal services are typically determined by the volume, weight, or type of waste collected, as well as other factors including the competitive pricing environment. The Company's ability to pass on cost increases may be limited by the terms of its contracts.

Cost of Revenues

     Cost of revenues consists primarily of tipping fees paid to third party landfills, accruals for future landfill closure and post-closure costs, direct labor and related taxes and benefits, subcontracted transportation and equipment rental charges, maintenance and repairs of equipment and facilities, environmental compliance costs and site maintenance costs for landfills, fuel, and landfill assessment fees and taxes.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and costs and overhead, professional services, facility rentals and associated costs, financial insurance bonding premiums, landfill related financial assurance bonding premiums, and costs relating to marketing and sales.

     The Company capitalizes direct incremental costs associated with purchase acquisitions. Indirect development and acquisition costs, such as executive salaries, corporate overhead, public relations, and other corporate services and overhead are expensed as incurred. The Company also charges as an expense any unamortized capitalized expenditures relating to proposed acquisitions that will not be consummated.

     At June 30, 1997, capitalized costs related directly to proposed acquisitions that were not yet consummated were $281,000 million. The Company periodically reviews the future realization of these capitalized project costs and makes provisions against capitalized costs that are associated with projects that are not likely to be completed.

Depreciation and Amortization

     Depreciation and amortization consists primarily of depreciation of buildings, vehicles, and machinery and equipment, amortization of capitalized direct landfill development costs, and amortization expense related to intangible assets including goodwill. Property and equipment is depreciated over the estimated useful life of the assets using the straight line method. Intangible assets, including goodwill, are amortized over their useful lives using the straight line method.

     Certain direct engineering, legal, permitting, construction, and other costs associated with expansion of landfills, together with related interest costs, are capitalized and are amortized over the estimated useful life of the site using the unit of production method as airspace is consumed. Successful permitting of additional landfill disposal capacity improves the Company's profitability by increasing the airspace over which the Company may amortize capitalized costs of the landfill. At June 30, 1997, capitalized costs related directly to the acquisition and expansion of existing and future landfills and cell development were $33.1 million.

     The Company's policy is to charge as an expense any unamortized capitalized expenditures and advances relating to any landfill that is permanently closed or any landfill expansion project that is abandoned.

Merger Costs

     In connection with acquisitions accounted for under the pooling of interests method, the Company records various merger costs including transaction-related expenses and costs to bring the acquired assets into conformity with corporate safety and operational standards.

Other Income (Expense)

     Other income and expense, which is composed primarily of interest income and gains and losses on sales of equipment, has not historically been material to the Company's results of operations.

Taxes

     In fiscal 1997, the Company utilized approximately $3.8 million of net operating loss carryforwards for federal income tax purposes. At June 30, 1997, the Company has available approximately $571,000 of net operating loss carryforwards for federal income tax purposes. In fiscal 1998, the Company's provision for income taxes should more closely approximate the statutory tax rates, increased by the effect of nondeductible amortization expense.

Acquisition Program

     The Company has implemented an aggressive acquisition program to expand its operations by acquiring solid waste collection, transportation, and disposal businesses, principally in the eastern United States. Approximately $73 million or 91.6% of the Company's revenues for the year ended June 30, 1997 and approximately $136 million or 83.7% of the Company's assets at June 30, 1997 resulted from these 17 acquisitions consummated by the Company between July 1996 and June 30, 1997. Of these 17 acquisitions, 14 have been accounted for under the purchase method of accounting and three have been accounted for under the pooling of interests method of accounting.


      With respect to the 14 acquisitions that have been accounted for under the purchase method of accounting, goodwill is amortized over a period of 40 years, resulting in an annual noncash charge to earnings during the amortization period. Accordingly, if the Company completes additional acquisitions which are accounted for under the purchase method of accounting, its financial position and results of operations may fluctuate significantly from period to period, as a result of additional noncash charges relating to goodwill. Amortization expense of goodwill was approximately $435,000 for the year ended June 30, 1997.

     In addition, the Company closed into escrow on May 12, 1997 the pending acquisitions of Golden Gate Carting Co. Inc., ("Golden Gate") and Coney Island Rubbish Removal, Inc. ("Coney Island") pending satisfaction of certain normal conditions which the Company believes will be resolved. Estimated consideration relating to the Golden Gate and Coney Island acquisitions consists of 288,820 unregistered shares of the Company's common stock and the assumption of approximately $3.0 million of debt. The acquisitions of Golden Gate and Coney Island will be accounted for under the purchase method.

     In connection with each of its acquisitions, the Company attempts to implement a number of cost saving measures, including possible reductions in management levels and other personnel, the implementation of centralized management and cost controls, and the elimination of duplicate collection routes.

     Because of the relative importance of acquired businesses and assets to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance.

Recent Developments

     After June 30, 1997, the Company acquired two hauling and collection companies, a special waste company, and a landfill in separate transactions. Consideration included an aggregate of approximately 362,000 unregistered shares of Common Stock, $12,150,000 cash to the sellers, and $574,000 of assumed debt. These transactions will be accounted for using the purchase method of accounting. Additionally, in August of 1997, the Company completed its merger with a hauling and collection company for approximately 350,000 unregistered shares of Common Stock. This transaction will be accounted for as a pooling of interests. Periods prior to consummation of this acquisition will not be restated to reflect the pooling of interests as combined financial position, results of operations, and cash flows would not be materially different from the results as presented.

     Also, in two separate transactions, the Company acquired equipment, real estate and permits necessary to operate a transfer station. Consideration included approximately $200,000 cash to the sellers and notes totaling $5,000,000. There is a contingent component to one of the transactions which could require the company to pay up to an additional $4,000,000 upon the receipt of an additional, final permit.

Results of Operations for each of the Three Years in the Period Ended June 30, 1997

     The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Consolidated Statements of Operations line items.


                                   Period to Period Increase (Decrease)
                             ------------------------------------------------
                              For the Years Ended       For the Years Ended
                             June 30, 1997 and 1996    June 30, 1996 and 1995
                             ----------------------    ----------------------
Revenues...................     $40,106     101.5%    $(1,283)       (3.1%)
Cost and expenses:
Cost of revenues...........      22,175      71.6         541         1.8
Selling, general and
 administrative............       3,436      36.8       2,510        36.7
Depreciation and
 amortization..............       1,848      63.9        (771)      (21.0)
Merger costs...............       3,337        --          --          --
                                --------              --------
                                 30,796      71.3       2,280         5.6
                                --------              --------
Operating income (loss)....       9,310        --      (3,563)         --
                                --------              --------
Interest expense...........       2,034     323.4          49         8.4
Other income, net..........         640        --        (619)     (126.8)
                                --------              --------
                                  1,394        --        (668)         --
                                --------              --------
Income (loss) before
 income taxes..............       7,916        --      (4,231)         --
Income tax expense
 (benefit).................       1,351        --         137        93.2
                                --------              --------
Net income (loss)..........     $ 6,565        --     $(4,368)         --
                                ========              ========

     The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                          Year Ended June 30,
                                                        -----------------------
                                                         1997    1996     1995
                                                        ------  ------   ------
Revenues  ...........................................   100.0%  100.0%   100.0%
Cost of revenues  ...................................    66.7    78.3     74.5
Selling, general and administrative expenses  .......    16.0    23.7     16.8
Depreciation and amortization  ......................     6.0     7.3      9.0
Merger costs  .......................................     4.2      --       --
                                                        ------  -------  ------
Operating income (loss)  ............................     7.1    (9.3)    (0.3)
Interest expense  ...................................    (3.3)   (1.6)    (1.4)
Other income (expense)  .............................     0.6    (0.3)     1.2
                                                        ------  -------  ------
Income (loss) before income taxes  ..................     4.4   (11.2)    (0.5)
Income tax expense (benefit)  .......................     1.7      --     (0.4)
                                                        ------  -------  ------
Net income (loss)  ..................................     2.7%  (11.2)%   (0.1)%
                                                        ======  =======  ======



     Revenues for the year ended June 30, 1997 were $79.6 million compared to $39.5 million for the year ended June 30, 1996, an increase of $40.1 million or 101.5%. The principal factors affecting the increase in revenues were (1) the impact of 14 acquisitions accounted for under the purchase method, which contributed aggregate revenues of $24.1 million for the year ended June 30, 1997, including the acquisitions of Allied Waste Services, Inc., Waste Services, Inc., Environmental Waste Systems, Inc., R & A Bender, Inc., and their respective affiliates, and (2) the acquisitions of Super Kwik, Inc. and its affiliates ("Super Kwik"), and Donno Company, Inc. and its affiliates ("Donno"), which have been accounted for under the pooling of interests method, and which contributed revenue of $35.8 million for the year ended June 30, 1997 compared to $31.9 million for the year ended June 30, 1996, an increase of $3.9 million. Additionally, the acquisition of Apex Waste Services, Inc. ("Apex"), which has been accounted for under the pooling of interests method, contributed revenues of $13.1 million since its inception of operations on October 1, 1996.

     Revenues decreased $1.3 million or 3.1% in fiscal 1996 compared to fiscal 1995. The principal factors affecting the reduction in revenues were (1) a decrease in collection revenues at Donno due primarily to the discontinuation of a contract from a solid waste services company for collection services in New York City and the termination of a contract to operate a transfer station in Hempstead, Long Island, (2) the closure of the Company's collection operations in South Carolina, and (3) declines in revenues at the Company's landfills in South Carolina and Kentucky. Additionally, during the year ended June 30, 1995 Donno realized the benefit of a one-time contract termination settlement of $660,000. Increased revenues at Super Kwik and at the Company's West Virginia landfill, partially offset the decline in revenues.

     Cost of revenues for the year ended June 30, 1997 were $53.1 million compared to $30.9 million for the year ended June 30, 1996, an increase of $22.2 million or 71.6%. Cost of revenues as a percentage of revenues for the year ended June 30, 1997 was 66.7% compared to 78.3% for the same period in fiscal 1996. Cost of revenues as a percentage of revenues decreased during this period primarily due to the acquisition by the Company of two landfills, which operated at relatively higher margins than the Company's other operations and due to the operating efficiencies imposed on previously private acquired companies accounted for as poolings of interests. A portion of the decrease was also attributable to economies of scale relating to the Company's increase in size over the period.

     Cost of revenues increased approximately $541,000 in fiscal 1996 compared to fiscal 1995. The principal factors affecting the increase in cost of revenues for the year ended June 30, 1996 were (1) a charge of $900,000 for closure and post-closure monitoring costs relating to the Company's Kentucky landfill, and
(2) and increase at Super Kwik due to acquisitions completed in January and November of 1995. This increase was partially offset by (1) reduced operating costs at Donno primarily due to the discontinuation of a collection services contract in New York City and the termination of a contract to operate a transfer station in Hempstead, Long Island, and (2) the Company's discontinuance of its collection operation at the South Carolina landfill.

     Selling, general and administrative expenses for the year ended June 30, 1997 were $12.8 million compared to $9.3 million for the year ended June 30, 1996, an increase of $3.5 million. These expenses as a percentage of revenues for the year ended June 30, 1997 were 16.0% compared to 23.7% for the same period in fiscal 1996. This reduction as a percentage of revenue was primarily due to (1) certain cost savings related to economies of scale in restructuring the Company's insurance program and (2) overall economies gained through elimination of redundant overhead as a result of integration of acquisitions. Additionally, in fiscal 1996 the Company incurred unusual operating costs related to the change in control of the Company in June of 1996, and increases in certain reserves.

     Selling, general and administrative expenses increased $2.5 million, or 36.7% in fiscal 1996 as compared to fiscal 1995. These expenses as a percentage of revenues for the year ended June 30, 1996 were 23.7% compared to 16.8% for the same period in 1995. The increase resulted primarily from the aforementioned special charges taken in fiscal 1996.

     Depreciation and amortization totaled $4.7 million, or 6.0% of revenues, in fiscal 1997 versus $2.9 million, or 7.3% of revenues, in fiscal 1996. This increase was due primarily to increased depreciation and landfill amortization as a result of businesses and assets acquired as well as amortization of goodwill and other intangibles associated with the acquisitions.

     Depreciation and amortization for the year ended June 30, 1996 of $2.9 million compared favorably to the fiscal 1995 amount of $3.7 million. The year-to-year decrease was primarily due to the Company's cessation of waste acceptance at its Kentucky landfill on June 30, 1995. Accordingly, since this site was not utilizing airspace no landfill amortization was charged in fiscal 1996.

     Merger costs incurred during the year ended June 30, 1997 totaled $3.3 million relating to the acquisitions of Super Kwik, Donno, and Apex. Merger costs include $835,000 of transactions costs and $2.5 million of costs related to integrating operations.

     Interest expense for the year ended June 30, 1997 was $2.7 million compared to $629,000 for the year ended June 30, 1996, an increase of approximately $2.1 million. This increase is principally the result of borrowings under the Company's credit facility relating to (1) acquisitions, (2) the purchase of real estate and (3) equipment financing in fiscal 1997. Interest expense for the year ended June 30, 1996 was $629,000 as compared to $580,000 for the year ended June 30, 1995, an increase of $49,000. This increase was primarily due to additional interest expense at Super Kwik, partially offset by reduced interest expense in connection with borrowings under the Company's credit facility.

     Other income, net, for the year ended June 30, 1997 was $509,000 compared to other expense, net, of $131,000 for the year ended June 30, 1996, an increase in income of $640,000. This change was primarily due to a $489,000 one-time write down, in fiscal 1996, to estimated net realizable value of landfill, hauling and real estate assets no longer considered integral to the operation of the Company after its change of control in June 1996. Other expense, net, for the year ended June 30, 1996 was $131,000 as compared to other income, net, of $488,000 for the year ended June 30, 1995. This decrease in income of $619,000 was due primarily to the aforementioned write down in fiscal 1996.

     The tax provision for the year ended June 30, 1997 included $904,000 relating to the completion of the mergers with Super Kwik, Donno, and Apex. The provision reflects the recording of a deferred tax provision as of the date of the respective mergers, at which time the pooled entities' S corporation elections were terminated. The Company's effective tax rate, excluding the impact of S Corporation status termination and income prior to the pooling dates, was 29.1% for fiscal 1997. The effective tax rate was less than the federal and state statutory rates primarily due to the reversal of the valuation allowance. The Company's effective tax rate, including both federal and state taxes, was 72.9% for fiscal 1995 with a minimal tax benefit being recorded in 1996. In 1995, the Company's effective tax rate was higher than the federal statutory rates primarily due to income generated from Super Kwik and Donno which were taxed under Subchapter S of the Internal Revenue Code. In 1996, the effective tax rate was less than the federal and state statutory rates primarily due to a valuation allowance offsetting the current year tax benefit of net operating loss carryforwards due to a lack of certainty of realization of these loss carryforwards in future years as a result of historic reported operating losses.

Liquidity and Capital Resources

     The Company's business requires substantial amounts of capital. The Company's capital requirements include acquisitions, equipment purchases, and capital expenditures for cell construction and expansion of its landfills. The Company plans to meet these capital needs from various financing sources, including borrowings, internally generated funds, and the issuance of Common Stock.

     As of June 30, 1997, the Company had working capital defecit of $852,000, including cash and cash equivalents of $4.3 million. For fiscal 1997, net cash provided by operations was approximately $4.6 million, net cash provided by financing activities was approximately $52.0 million (including net proceeds of $10.4 million from private placements of Common Stock) and net cash used in investing activities was approximately $54.1 million resulting in an increase in cash and cash equivalents of $2.5 million during fiscal 1997. A significant portion of the capital expended during the period, approximately $52.2 million, was used to fund the acquisition of property and equipment, including $39.3 million relating to acquisitions, $8.5 million for the purchase of operating equipment and real estate, and $4.4 million related to the permitting and development of landfill space.

     On September 25, 1996, the Company entered into a revolving credit facility with BankBoston, N.A. (formerly known as First National Bank of Boston) and Bank of America Illinois to provide for borrowings up to $30 million (the "Credit Facility"). The Credit Facility, which was increased to $50 million on January 27, 1997 and to $100 million on May 8, 1997, is available for repayment of debt, funding of acquisitions, working capital, and for up to $15 million in standby letters of credit. As of September 25, 1997, approximately $4.5 million in letters of credit were outstanding under the Credit Facility. Also, at September 25, 1997, there were no borrowings under the Credit Facility as a result of the net proceeds of the recently completed public offering being used to repay all outstanding indebtedness under the Credit Facility.

     At the Company's option, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as defined in the loan agreement. On September 25, 1997, the applicable interest rate was 7.16%. The facility expires on April 30, 2000. The Credit Facility requires the payment of a commitment fee, payable in arrears, based in part on the unused balance and provides for certain restrictions on, among other things, the ability of the Company to incur borrowings, sell assets, acquire assets, make capital expenditures or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios and balance sheet and cash flow leverage ratios, and requires profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

     In August 1997, the Company completed a secondary public offering in which it issued 5,175,000 shares of Common Stock at $17.75 per share. The net proceeds of $85.5 million after deducting underwriting discounts, commissions and other offering expenses were used to reduce outstanding debt under the Company's revolving credit agreement by $57.5 million with the remainder to be used for future acquisitions, capital expenditures and working capital. The Company has invested the unused net proceeds in short-term interest bearing securities.

     To date the Company has required substantial amounts of capital and it expects to continue to expend substantial amounts to support its acquisition program and the expansion of its disposal and transportation operations. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $16.0 million for the year ending June 30, 1998. The Company has addressed its capital needs through private and public offerings of Common Stock and by establishing a revolving credit facility. The Company believes that the revolving credit facility, the funds expected to be generated from operations, the net proceeds of the recently completed public offering and possible future equity offerings will provide adequate cash to fund the Company's working capital and other cash needs for the foreseeable future.

     The Company has financial obligations related to closure and post-closure monitoring and maintenance of the currently permitted and operating landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's landfills will be approximately $13.7 million, of which $3.2 million has been accrued as of June 30, 1997. The Company makes an accrual for these costs based on consumed airspace in relation to Management's estimate of total available airspace of the landfills. In addition, the Company has accrued $1.5 million for post-closure obligations as of June 30, 1997. The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky, West Virginia and Pennsylvania disposal facilities. Bonds outstanding at June 30, 1997 were $1.6 million for the Kentucky landfill, $214,000 for the West Virginia landfill, and $3.8 million for the Pennsylvania landfill. The bonds are collateralized by irrevocable letters of credit and trust fund deposits. Additionally, the Company has on deposit $204,000 as financial assurance for landfill closure and post-closure obligations for closed disposal areas. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company's Kentucky landfill bonding requirement will increase by $3.0 million for closure and $300,000 for post-closure of the expansion area permitted October 14, 1996 (reissued February 26, 1997). The Company anticipates that the West Virginia bonding requirements will substantially increase when West Virginia's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3.1 million for closure and $3.7 million for post-closure monitoring and care. In connection with the Illinois landfill, which the Company has exercised an option to acquire, the Company has agreed to indemnify a surety providing financial assurance for closure and post-closure care requirements for an unlined landfill located adjacent to the Illinois landfill in the amount of $646,000 in the event the owner of the adjacent landfill defaults on its closure and/or post-closure care obligations. Additional collateral requirements may be imposed upon the Company as a result of additional landfill acquisitions or changes in current regulations which may adversely effect its profitability. The Company anticipates providing financial assurance incrementally, as permitted by regulations, over the life of a facility as disposal cells are constructed and certified for acceptance of waste.

Seasonality and Inflation

     The Company's revenues tend to be somewhat higher in the spring and summer months. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months and (ii) the volume of industrial and residential waste in the regions in which the Company operates tends to decrease during the winter months. In addition, particularly harsh weather conditions may affect the Company's operations by interfering with collection, transportation, and disposal operations, delaying the development of landfill capacity, and/or reducing the volume of waste generated by the Company's customers.

     The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on its results of operations in the near future.

Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for fiscal periods ending after December 15, 1997 (fiscal 1998 for the Company). At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new standard, the dilutive effect of stock options and stock warrants will be excluded from basic earnings per share. If earnings per share had been calculated under the new requirements, the effect would not have been material to the periods presented.

     In October 1996, the AICPA issued SOP 96-1, Environmental Remediation Liabilities. The SOP provides guidance with respect to the recognition, measurement, and disclosure of environmental remediation liabilities. The Company will adopt SOP 96-1 in the first quarter of fiscal 1998 and, based on current circumstances, does not believe the effect of such adoption will be material.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors appearing in the sections entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders ("Proxy Statement") is incorporated herein by this reference. The information concerning executive officers is set forth in
Part I herein.

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

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.

 (a)(1)  Consolidated Financial Statements:
         Report of Independent Auditors
         Consolidated Balance Sheets as of June 30, 1997 and 1996
         Consolidated Statements of Operations for the years ended June 30,
          1997, 1996 and 1995
         Consolidated Statements of Stockholders' Equity for the years ended
          June 30, 1997, 1996 and 1995
         Consolidated Statements of Cash Flows for the years ended June 30,
          1997, 1996 and 1995
         Notes to Consolidated Financial Statements

 (a)(2) The requirements of Schedule II have been included in the notes to the financial statements. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and; therefore, have been omitted.

 (a)(3)  Exhibits:

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

* 3.2 Amendment to Certificate of Incorporation of the Company (Exhibit 3.2 to the 1987 Registration Statement).

  3.3 Certificate of Amendment and Certificate of Incorporation of the Company.

* 3.4      By-Laws (Exhibit 3.3 to the 1987 Registration Statement).

* 10.2 1987 Stock Option Plan (Exhibit 10.9 to the 1987 Registration Statement)./(1)/

* 10.3 1988 Employee Stock Bonus Plan (Described on pp. 5-11 of the Prospectus included in the Company's Registration Statement on Form S-8, Registration No. 33-25155 filed on October 24, 1988)./(1)/

* 10.4 1988 Employee Stock Purchase Plan (described on pp. 4-8 of the Prospectus included in Post Effective Amendment No. 2 to the Company's Registration Statement on Form S-8, Registration No. 33-21251 filed on May 4, 1990)./(1)/

* 10.5     1991 Stock Option Plan (Exhibit 10.10 to 1991 Form 10-K)./(1)/

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

* 10.25 Sixth Amendment to Loan Documents dated September 26, 1995, between the Company, its subsidiaries and CoreStates Bank, N.A. (Exhibit
           10.25 to the "1995 Form 10-K").

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

* 10.28 Landfill Management Agreement by and between Lawrence County Disposal Centre, Inc. ("LCDC"), Gary Simmons, individually and as sole shareholder of LCDC, Big T Disposal, Inc. ("Big T"), Sandra F. Simmons, individually and as sole shareholder of Big T, and S&S Grading of Illinois, Inc. ("S&S") dated April 20, 1995. (Exhibit
           10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the "March 1996 Form 10-Q"))./(1)/

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

* 10.30 Severance Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 21, 1996, (the "June 1996 Form 8-K"))./(1)/

* 10.31 Consulting Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit 10.2 to the June 1996 Form 8-K)./(1)/

* 10.32 Registration Rights Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit
           10.3 to the June 1996 Form 8-K).

* 10.33 Agreement for the Sale and Purchase Assets dated June 27, 1996 between Allied Waste Services, Inc. and Global Spill Management, Inc., Allied Environmental Services, Inc., Allied Environmental Services West, Inc., Stuart H. Berry and Alan Hershkowitz. (Exhibit
           10.1 to the Company's Current Report on Form 8-K dated July 2, 1996).

  10.34 Amended Employment Agreement between the Company and Louis D. Paolino, Jr., dated May 12, 1997./(1)/

  10.35 Employment Agreement between the Company and Terry Patrick dated November 13, 1996./(1)/

  10.36 Amended Employment Agreement between the Company and Robert M. Kramer dated May 12, 1997./(1)/

 *10.37 Employment Agreement between the Company and Gregory Krzemien dated June 26, 1996./(1)/

 *10.38 1996 Stock Option Plan. (Exhibit 4 to the Company's Registration Statement on Form S-8, Registration No. 333-28627 filed on
           June 6, 1997, as subsequently amended on June 18, 1997.)/(1)/

 *10.39 Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois (Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

 *10.40 First Amendment dated November 14, 1996 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois (Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "December 1996 Form 10-Q")).

 *10.41 Second Amendment dated November 26, 1996 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois (Exhibit 10.41 to the "December 1996 Form 10-Q").

 *10.42 Employment Agreement between the Company and Willard Miller dated September 27, 1996 (Exhibit 10.42 to the "December 1996 Form 10-Q")./(1)/

 *10.43 Employment Agreement between the Company and Glen Miller dated September 27, 1996 (Exhibit 10.43 to the "December 1996 Form 10-Q")./(1)/

 *10.44 Warrant Agreement dated September 27, 1996, between Eastern Environmental Services, Inc. and Willard Miller for 281,907 shares (Pursuant to instruction 2 to Item 601 of Regulation S-K, the Warrant Agreement, which is substantially identical in all material respects except as to the party thereto between the Registrant and Glen Miller has not been filed). (Exhibit 10.44 to the "December 1996 Form 10-Q").

 *10.45 Third Amendment dated January 27, 1997 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois (Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "March 1997 Form 10-Q")).

 *10.46 Fourth Amendment dated March 31, 1997 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois (Exhibit 10.46 to the "March 1997 Form 10-Q").

 *10.47 Fifth Amendment dated May 8, 1997 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois (Exhibit
           10.47 to the "March 1997 Form 10-Q").

 *10.48 Agreement of Merger dated July 29, 1996 between Eastern Environmental Services, Inc. and Super Kwik, Inc., Waste Maintenance Services, Inc., Willard Miller and Glen Miller (Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 1996 (the "September 27, 1996 Form 8-K")).

 *10.49 Registration Rights Agreement dated September 27, 1996 between Eastern Environmental Services, Inc. and Willard Miller. (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Registration Rights Agreement, which is substantially identical in all material respects except as to the party thereto, between the Registrant and Glen Miller is not being filed) (Exhibit 10.2 to the "September 27, 1996 Form 8-K").

 *10.50 Agreement for the Sale and Purchase of Stock and Real Estate dated December 2, 1996 between Richard G Bender, Sr., Alice L. Fields Bender, Richard G. Bender, Jr., Karen L. Bender, Teresa A. Bender Miller, Lynetta K. Bender Mowery, Stephen R. Bender, Jeffrey L. Bender, Douglas R. Bender, (collectively referred to as the "Stockholders"), and R & A Bender Property, Ltd., a Pennsylvania limited partnership ("Partnership") and Eastern Environmental Services, Inc., a Delaware corporation.(Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 10, 1996 (the "December 10, 1996 Form 8-K")).

 *10.51 Escrow Agreement dated December 2, 1996, between Richard G. Bender, Sr., Alice L. Fields Bender, Richard G. Bender, Jr., Karen L. Bender, Teresa A. Bender Miller, Lynetta K. Bender Mowery, Stephen R. Bender, Jeffrey L. Bender, Douglas R. Bender (collectively the "Stockholders"), R&A Bender Property, Ltd. ("Partnership"), Eastern Environmental Services, Inc. ("Purchaser'), Robert M. Kramer & Associates, P.C. ("RMK") and McNees, Wallace & Nurick ("MWN"). (Exhibit 10.2 to the "December 10, 1996 Form 8-K").

 *10.52 Warrant Agreement dated December 2, 1996, between Eastern Environmental Services, Inc. and Karen L. Bender for 8,970 shares (pursuant to instruction 2 to Item 601 of Regulation S-K, the Warrant Agreements, which are substantially identical in all material respects except as to the parties thereto and amount of shares of common stock issuable upon exercise of the warrant, between the Registrant and the following individuals not being filed: Richard G. Bender (3,905 shares), Alice L. Fields (7,380 shares), Richard G. Bender, Jr. (6,660 shares), Teresa A. Bender Miller (2,680 shares), Lynetta K. Bender Mowery (4,475 shares), Stephen R. Bender (6,625 shares), Jeffrey L. Bender (6,625 shares), and Douglas R. Bender (2,680 shares) (Exhibit 10.3 to the "December 10, 1996 Form 8-K").

* 10.53 Reorganization Plan and Agreement dated December 31,1996, between Norman Taylor, Thomas King, Robert Donno, Eastern Environmental Services, Inc., and Eastern Waste of Long Island, Inc. and amendment thereto (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 1997).

 *10.54 Reorganization Plan and Agreement dated March 31, 1997, by and among Robert A. Kinsley, Scott R. Wagner, Dennis M. Grimm, William J. Holbrook (each individually a "Shareholder" and collectively the "Shareholders"), Apex Waste Services, Inc. ("Company") and Eastern Environmental Services, Inc. ("Registrant") (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 31, 1997).

 *10.55 Agreement and Plan of Reorganization made on October 23, 1996 by and among "Shareholders" ("Shareholder"), Waste Services, Inc. ("Waste"), New York Waste, Inc. ("NY Waste"), Long Island Waste Services, Inc. ("L.I. Waste"), KC Waste Services, Inc. ("KC Waste") and Curbside Leasing, Inc. ("Curbside"), Eastern Environmental Services, Inc. ("EESI"), Eastern Waste of New York, Inc. ("EESI New York"), Eastern Waste of Long Island, Inc. ("EESI L.I.") and Eastern Container Corporation ("EESI Container"). For the purposes of this Agreement, EESI, EESI New York, EESI L.I. and EESI Container are collectively referred to as "Purchasers," Waste, NY Waste, L.I. Waste, KC Waste and Curbside are collectively referred to as the "Companies" and individually known as a "Company" and the Companies and the Shareholders are collectively referred to as the "Sellers." Amendment No. 1, dated April 14, 1997 to the Agreement and Plan of Reorganization made on October 23, 1996. Amendment No. 2 dated May 12, 1997, to the Agreement and Plan of Reorganization made on October 23, 1996. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 12, 1997 (the "May 12, 1996 Form 8-K")).

 *10.56 The Agreement and Plan of Reorganization ("Agreement") is made on April 7, 1997 by and among Christopher Pittas, Nicholas Pittas, Jr. ("Shareholders"), Golden Gate Carting Co., Inc. ("Golden Gate"), Eastern Environmental Services, Inc. ("EESI"), and Eastern Waste of New York, Inc. ("EESI NY".) For purposes of this Agreement, EESI and EESI NY are collectively referred to as "Purchasers," Golden Gate may also be referred to as "Company," and the Company and the Shareholders are collectively referred to as "Sellers." Amendment No. 1 dated May 12, 1997 to Agreement and Plan of Reorganization made on April 7, 1997 (Exhibit
           10.2 to the "May 12, 1997 Form 8-K").

 *10.57 The Agreement and Plan of Reorganization (the "Agreement") is made as of April 7, 1997, by and among Vincent Morea ("Shareholder"), Coney Island Rubbish Removal, Inc. ("Coney Island"), Eastern Environmental Services, Inc. ("EESI"), and Eastern Waste of New York, Inc. ("EESI NY"). For purposes of this Agreement, EESI and EESI NY are collectively referred to as "Purchasers", Coney Island may also be referred to as "Company" and the Company and the Shareholder are collectively referred to as the "Sellers". Amendment No. 1 dated as of May 12, 1997 to Agreement and Plan of Reorganization made as of April 7, 1997 (Exhibit 10.3 to the "May 12, 1997 Form 8-K")./(1)/

 *10.58 The Agreement "Management Agreement" is made on May 12, 1997, by and between Golden Gate Carting Co., Inc. and New York Corporation (the "Company") and Eastern Waste of New York, Inc., a Delaware corporation (the "Manager") (Exhibit 10.4 to the "May 12, 1997 Form 8-K")./(1)/

 *10.59 The Agreement ("Management Agreement") is made as of May 12, 1997, by and between Coney Island Rubbish Removal, Inc., a New York corporation (the "Company") and Eastern Waste of New York, Inc., a New York corporation (the "Manager") (Exhibit 10.5 to the "May 12, 1997 Form 8-K")./(1)/

 *10.60 Amended and Restated Agreement for the Purchase and Sale of Assets agreement dated May 8, 1997 by and among Eastern Environmental Services, Inc., a Delaware Corporation ("EESI"); Eastern Environmental Services of Florida, Inc., a Florida Corporation ("Buyer"); Environmental Waste Systems, Inc., a Florida Corporation ("Seller"); and Carl Casagrande and Albert Casagrande, the sole shareholders of Seller (the "Shareholders") (Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 8, 1997 (the "May 8, 1997 Form 8-K")).

 *10.61 Amended and Restated Agreement for the Purchase and Sale of assets agreement is dated May 8, 1997 by and among Eastern Environmental Services, Inc., a Delaware Corporation ("EESI"); Eastern Environmental Services of Florida, Inc., a Florida Corporation ("Buyer"); Environmental Waste Systems of Palm Beach, Inc., a Florida Corporation ("Seller"); and Carlo Casagrande, Albert Casagrande and Dominick Marzono, the sole shareholders of Seller (the "Sellers"). (Exhibit 10.2 to the "May 8, 1997 Form 8-K").

   10.62 Amended and Restated Employment Agreement between the Company and Dennis Grimm dated May 16, 1997./(1)/

   10.63 Employment Agreement between the Company and John Poling dated November 1, 1996./(1)/

   10.64   Amended and Restated 1996 Stock Option Plan./(1)/

   11.1    Statement Re: Computation of Per Share Earnings

   21.1    Subsidiaries of the Company.

   23.1    Consent of Ernst & Young LLP.

   27.1    Financial Data Schedule

-------------------

*     Incorporated by reference

/(1)/ Indicates a management contract or compensation plan or arrangement.

 (b) Current Reports on Form 8-K or 8-K/A:

      1.  The Company filed a report on Form 8-K, dated March 31, 1997, under
          Item 2, to report the acquisition and merger with Apex Waste Services, Inc. ("Apex"). Historical financial statements of Apex and pro forma financial information of the Company required under "Item 7. Financial Statements and Exhibits" was filed on Form 8-K/A Amendment No. 1 on May 15, 1997.

      2. On April 15, 1997, the Company filed a report on Form 8-K/A, Amendment No.1, dated January 31, 1997, under Item 7, to provide historical combined audited financial statements of the businesses acquired, the Donno Company, Inc., Suffolk Waste Systems, Inc. and Residential Services, Inc. and N.R.T. Realty Corporation (collectively, the "Donno Companies") for the years ended June 30, 1996, 1995 and 1994, and unaudited pro forma financial information for the Company for the years ended June 30, 1996, 1995 and 1994 and the six months ended December 31, 1996 with respect to the Donno Companies.

      3. The Company filed a report on Form 8-K, dated May 8, 1997, under Item 2, to report the acquisition of substantially all of the assets of Environmental Waste Systems, Inc. and Environmental Waste Systems of Palm Beach, Inc. Historical financial statements of the businesses acquired and pro forma financial information of the Company were not required due to the transactions being below the financial statement filing requirements as per applicable regulations under the Securities Exchange Act of 1934.

      4. The Company filed a report on Form 8-K, dated May 12, 1997, under Item 2, to report the acquisition of substantially all of the assets of KC Waste Services, Inc., Curbside Leasing, Inc., Waste Services, Inc., New York Waste Services, Inc. and Long Island Waste Services, Inc. (collectively referred to as the "Waste Services, Inc. and affiliates," or "WSI"). Historical financial statements of WSI and pro forma financial information of the Company required under "Item 7. Financial Statement and Exhibits" was filed on Form 8-K/A, Amendment No. 1, on July 11, 1997.

      5. On May 13, 1997, the Company filed a report on Form 8-K/A, dated July 2, 1996, under Item 5, to provide as additional information relating to the acquisition of Allied Environmental Services, Inc. and affiliates audited financial statements year ended June 30, 1996 and the periods seven months ended June 30, 1995 and five months ended November 30, 1994.

      6. On May 15, 1997, the Company filed a report on Form 8-K/A, dated March 31, 1997, under Item 7, to provide historical audited financial statements of the business acquired, Apex Waste Services, Inc. (Apex), for the three months ended December 31, 1996 and the nine months ended September 30, 1996 (Predecessor Company) and unaudited pro forma financial information for the Company for the year ended June 30, 1996 and the nine months ended March 31, 1997 with respect to its acquisition and merger with Apex.

      7. On June 6, 1997, the Company filed a report on Form 8-K/A, dated July 2, 1996, under Item 7, to provide a new consent of B.J. Klinger & Company P.C. with respect to the acquisition of Allied Environmental Services, Inc.

      8. On June 6, 1997, the Company filed a report on Form 8-K/A, dated September 27, 1996, under Item 7, to provide a new consent of Bardall, Weintraub, P.C. with respect to the acquisition of Super Kwik, Inc. and Waste Maintenance Services, Inc.

      9. On June 6, 1997, the Company filed a report on Form 8-K/A, dated December 10, 1996, under Item 7, to provide a new consent of Boyer & Ritter, CPAs with respect to the acquisition of R.&A. Bender, Inc. and R.&A. Bender Property, Ltd.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


      EASTERN ENVIRONMENTAL SERVICES, INC.


      By:  /s/ Louis D. Paolino, Jr.
         -------------------------------
      Louis D. Paolino, Jr.
      Chairman of the Board,
      Chief Executive Officer,
      and President

DATED the 26th day of September, 1997.

      KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby constitute and appoint Louis D. Paolino, Jr. and Gregory M. Krzemien, or either of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation for him and in his name, place and stead, in any and all capacities, to sign this Report on Form 10-K of Eastern Environmental Services, Inc. and any and all amendments to the Report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                                          Title                       Date
----                                          -----                       ----

/s/ Louis D. Paolino, Jr.      Chairman of the Board,                    9/26/97
---------------------------    Chief Executive Officer,
Louis D. Paolino, Jr.          President and Director
                               (Principal Executive Officer)

/s/ Gregory M. Krzemien        Chief Financial Officer                   9/26/97
---------------------------    and Treasurer (Principal
Gregory M. Krzemien            Financial and Accounting Officer)

/s/ George O. Moorehead        Director                                  9/26/97
---------------------------
George O. Moorehead

/s/ Kenneth C. Leung           Director                                  9/26/97
---------------------------
Kenneth C. Leung

                                 EXHIBIT INDEX


   3.3 Certificate of Amendment of Certificate of Incorporation of the Company.

 10.34 Amended Employment Agreement between the Company and Louis D. Paolino, Jr., dated May 12, 1997.

 10.35 Employment Agreement between the Company and Terry Patrick dated November 13, 1996.

 10.36 Amended Employment Agreement between the Company and Robert M. Kramer dated May 12, 1996.

 10.62 Amended and Restated Employment Agreement between the Company and Dennis Grimm dated May 16, 1997.

 10.63 Employment Agreement between the Company and John Poling dated November 1, 1996.

 10.64     Amended and Restated 1996 Stock Option Plan.

  11.1     Statement Re: Computation of Per Share Earnings

  21.1     Subsidiaries of the Company.

  23.1     Consent of Ernst & Young LLP.

  27.1     Financial Data Schedule.

                     Eastern Environmental Services, Inc.
                       Consolidated Financial Statements
                   Years ended June 30, 1997, 1996 and 1995


                                   Contents


             Report of Independent Auditors..............................F-2


             Consolidated Financial Statements

             Consolidated Balance Sheets.................................F-3

             Consolidated Statements of Operations.......................F-5

             Consolidated Statements of Stockholders' Equity.............F-6

             Consolidated Statements of Cash Flows.......................F-7

             Notes to Consolidated Financial Statements..................F-8

                        Report of Independent Auditors

Board of Directors and Stockholders
Eastern Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Environmental Services, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of Super Kwik, Inc. and Donno Company, Inc. and affiliates, wholly owned subsidiaries, which statements reflect total assets constituting 46% in 1996, and total revenues constituting 81% in 1996, and 79% in 1995, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Super Kwik, Inc. and Donno Company, Inc. and affiliates, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for each of the two years in the period ended June 30, 1996, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eastern Environmental Services, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
August 29, 1997

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                           June 30,
                                                                                 -----------------------------
                                                                                       1997           1996
                                                                                 --------------   ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents.................................................  $    4,292,278   $  1,776,112
     Accounts receivable, less allowance for doubtful accounts
        of $1,599,000 and $604,000.............................................      13,508,730      3,349,159
     Deferred income taxes.....................................................       3,369,014        372,445
     Tax refund receivable.....................................................              --         74,467
     Prepaid expenses and other current assets.................................       4,538,198      1,698,753
                                                                                 --------------   ------------
          Total current assets.................................................      25,708,220      7,270,936

Property and equipment:
     Land......................................................................       6,973,871        236,517
     Landfill sites............................................................      33,138,713     12,673,250
     Buildings and leasehold improvements......................................       7,112,761      2,098,512
     Vehicles..................................................................      18,923,388     11,806,417
     Machinery and equipment...................................................      18,936,782      7,553,325
     Furniture and fixtures....................................................       1,524,087      1,485,868
                                                                                 --------------   ------------
          Total property and equipment.........................................      86,609,602     35,853,889
     Accumulated depreciation and amortization.................................      20,465,969     17,510,520
                                                                                 --------------   ------------
                                                                                     66,143,633     18,343,369

Assets held for sale...........................................................         358,758        859,262
Excess cost over fair market value of net assets acquired, net of
   $875,000 and $440,000 accumulated amortization..............................      60,302,159        372,096
Other intangible assets, net of $3,460,000 and $3,202,000 accumulated
   amortization................................................................       6,079,686        662,685
Notes receivable from officers.................................................         432,902        432,902
Other assets (including $533,000 and $433,000 of restricted
   cash on deposit for landfill closure and insurance bonding).................       2,060,054        844,837
                                                                                 --------------   ------------
          Total assets.........................................................  $  161,085,412   $ 28,786,087
                                                                                 ==============   ============

                            See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,
                                                                                 -----------------------------
                                                                                       1997            1996
                                                                                 --------------   ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings.....................................................  $          --    $    595,000
     Accounts payable..........................................................       8,036,964      3,559,131
     Accrued expenses and other current liabilities............................      10,421,694      2,028,359
     Income taxes payable......................................................         387,342         57,739
     Current portion of accrued landfill closure and other environmental
        costs..................................................................       2,228,000        870,000
     Current portion of long-term debt.........................................       1,803,269        773,702
     Current portion of capital lease obligations..............................       1,249,769      1,240,358
     Deferred revenue..........................................................       2,432,897             --
                                                                                 --------------   ------------
          Total current liabilities............................................      26,559,935      9,124,289

Deferred income taxes..........................................................       5,716,590        507,623
Long-term debt, net of current portion.........................................      59,303,672      3,534,716
Capital lease obligations, net of current portion..............................       1,625,741      2,774,124
Accrued landfill closure and other environmental costs.........................       6,891,219      2,424,137
Other liabilities..............................................................       9,151,246             --

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value:
          Authorized shares--50,000,000
          Issued and outstanding shares--16,152,955 and 9,523,785...............        161,530         95,238
     Class A common stock (convertible to common stock), $.01 par value:
          Authorized shares--10,000,000
          Issued and outstanding shares--none                                                --             --
     Additional paid-in capital................................................      50,072,591     10,661,427
     Retained earnings (deficit)...............................................       1,679,147       (259,208)
                                                                                 --------------   ------------
                                                                                     51,913,268     10,497,457
     Less treasury stock at cost--39,100 common shares..........................        (76,259)       (76,259)
                                                                                 --------------   ------------
          Total stockholders' equity...........................................      51,837,009     10,421,198
                                                                                 --------------   ------------
          Total liabilities and stockholders' equity...........................  $  161,085,412   $ 28,786,087
                                                                                 ==============   ============

                            See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended June 30,
                                                       ---------------------------------------------
                                                             1997           1996           1995
                                                       ---------------  -------------  -------------
         Revenues...................................   $    79,625,420  $  39,519,173  $  40,802,062
         Cost of revenues...........................        53,130,199     30,954,798     30,413,607
         Selling, general, and administrative
            expenses................................        12,778,548      9,343,354      6,832,510
         Depreciation and amortization..............         4,742,370      2,893,712      3,665,360
         Merger costs...............................         3,336,792             --             --
                                                       ---------------  -------------  -------------
         Operating income (loss)....................         5,637,511     (3,672,691)      (109,415)
         Interest expense...........................        (2,662,729)      (629,009)      (580,632)
         Other income (expense).....................           508,778       (130,640)       488,384
                                                       ---------------  -------------  -------------
         Income (loss) before income taxes..........         3,483,560     (4,432,340)      (201,663)
         Income tax expense (benefit)...............         1,341,205         (9,687)      (147,093)
                                                       ---------------  -------------  -------------
         Net income (loss)..........................   $     2,142,355  $  (4,422,653) $     (54,570)
                                                       ===============  =============  =============

         Earnings (loss) per share..................   $           .14  $        (.49) $        (.01)
                                                       ===============  =============  =============
         Weighted average number of shares
            outstanding.............................        14,976,802      9,018,080      7,844,359
                                                       ===============  =============  =============

                            See accompanying notes.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Number of Shares           Par Value
                                    --------------------     ----------------
                                                 Class A              Class A     Additional    Retained
                                     Common      Common      Common    Common      Paid-In      Earnings     Treasury
                                      Stock      Stock        Stock    Stock       Capital      (Deficit)     Stock        Total
                                      -----      -----        -----    -----       -------      --------      -----       -------
Balance at June 30, 1994 .......   6,284,231    1,591,201  $ 62,842   $ 15,912   $ 8,989,991  $ 5,130,015   $(76,259)  $ 14,122,501
  Exercise of common stock
    options ....................      30,000         --         300       --          25,950         --         --           26,250
  Issuance of common stock .....     300,000         --       3,000       --         297,000         --         --          300,000
  Net loss .....................        --           --        --         --            --        (54,570)      --          (54,570)
  Dividends paid to former
    stockholders of Donno
    Company, Inc. and affiliates        --           --        --         --            --       (654,000)      --         (654,000)
                                  ----------   ----------  --------   --------   -----------  -----------   --------   ------------
Balance at June 30, 1995 .......   6,614,231    1,591,201    66,142     15,912     9,312,941    4,421,445    (76,259)    13,740,181
  Exercise of common stock
    options ....................     140,000         --       1,400       --         141,100         --         --          142,500
  Exercise of common stock
    warrants ...................     303,353         --       3,034       --         424,312         --         --          427,346
  Issuance of common stock .....     875,000         --       8,750       --         783,074         --         --          791,824
  Conversion of common stock ...   1,591,201   (1,591,201)   15,912    (15,912)         --           --         --             --
  Net loss .....................        --           --        --         --            --     (4,422,653)      --       (4,422,653)
  Dividends paid to former
    stockholders of Donno
    Company, Inc. and affiliates        --           --        --         --            --       (258,000)      --         (258,000)
                                  ----------   ----------  --------   --------   -----------  -----------   --------   ------------
Balance at June 30, 1996 .......   9,523,785         --      95,238       --      10,661,427     (259,208)   (76,259)    10,421,198
  Exercise of common stock
    options and warrants .......     478,076         --       4,781       --         425,780         --         --          430,561
  Proceeds from sale of
    common stock, less
    commissions and issuance
    expenses of $724,248 .......   2,670,000         --      26,700       --       9,929,052         --         --        9,955,752
  Common stock issued in
    connection with the
    incorporation of Apex ......     796,927         --       7,970       --       3,242,030         --         --        3,250,000
  Common stock issued in
    purchase acquisitions ......   2,636,542         --      26,365       --      25,255,278         --         --       25,281,643
  Common stock issued for
    consulting services ........       5,625         --          56       --          44,944         --         --           45,000
  Stock issued to satisfy debt
    obligation .................      42,000         --         420       --         514,080         --         --          514,500
  Net income ...................        --           --        --         --            --      2,142,355       --        2,142,355
  Dividends paid to former
    stockholders of Donno
    Company, Inc. and affiliates        --           --        --         --            --       (204,000)      --         (204,000)
                                  ----------   ----------  --------   --------   -----------  -----------   --------   ------------
Balance at June 30, 1997 .......  16,152,955         --    $161,530   $   --     $50,072,591  $ 1,679,147   $(76,259)  $ 51,837,009
                                  ==========   ==========  ========   ========   ===========  ===========   ========   ============


                             See accompanying notes.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended June 30,
                                                                     --------------------------------------------
                                                                         1997            1996            1995
                                                                     -----------     -----------     ------------
Operating activities
Net income (loss) ................................................   $  2,142,355    $ (4,422,653)   $    (54,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ................................      4,742,370       2,893,712       3,665,360
    Provision for losses on receivables ..........................        410,636         304,496         300,481
    Landfill closure costs .......................................        311,627       1,006,211         281,619
    Noncash severance and transition costs .......................           --           740,827            --
    Noncash compensation expense .................................         45,000         138,173            --
    Deferred income taxes ........................................        900,286         (21,788)       (167,974)
    Loss on write-down of assets held for sale ...................           --           402,616            --
    (Gain) loss on sale of property and equipment ................       (109,927)         52,490         (77,579)
    Changes in operating assets and liabilities:
      Accounts receivable ........................................     (6,928,975)       (231,655)        749,534
      Income taxes ...............................................        638,544          76,637         (53,165)
      Accounts payable ...........................................      1,859,052         581,632        (384,252)
      Deferred revenue ...........................................      2,432,897            --              --
      Other ......................................................     (1,893,712)        910,770         454,049
                                                                     ------------    ------------    ------------
Net cash provided by operating activities ........................      4,550,153       2,431,468       4,713,503

Investing activities
Acquisition of businesses, net of cash acquired ..................    (39,336,838)           --              --
Development of landfill sites ....................................     (4,424,469)     (1,868,661)     (1,361,955)
Proceeds from sale of property and equipment .....................        368,643         225,309         362,235
Purchase of property and equipment ...............................     (8,457,484)     (3,213,874)     (3,633,556)
Payments received on notes receivable ............................           --          (213,930)        197,428
Payments for intangible assets ...................................     (2,142,110)       (122,500)       (574,950)
Landfill closure and insurance bonding deposits ..................        (57,837)        111,485         (18,145)
                                                                     ------------    ------------    ------------
Net cash used in investing activities ............................    (54,050,095)     (5,082,171)     (5,028,943)

Financing activities
Proceeds from revolving line of credit, long-term
  debt and capital lease obligations .............................     62,946,037       3,801,500       4,916,792
Payments on revolving line of credit, long-term debt
  and capital lease obligations ..................................    (24,362,242)     (3,408,086)     (3,235,517)
Net (payments) borrowings on note payable to
  shareholder/officer ............................................           --           (42,457)         42,457
Proceeds from the incorporation of Apex ..........................      3,250,000            --              --
Proceeds from issuance of common stock, net
  of expenses ....................................................     10,386,313       1,361,670         326,250
Dividends paid to former stockholders of
  Donno Company, Inc. and affiliates .............................       (204,000)       (258,000)       (654,000)
                                                                     ------------    ------------    ------------
Net cash provided by financing activities ........................     52,016,108       1,454,627       1,395,982
                                                                     ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents .............      2,516,166      (1,196,076)      1,080,542
Cash and cash equivalents at beginning of year ...................      1,776,112       2,972,188       1,891,646
                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of year .........................   $  4,292,278    $  1,776,112    $  2,972,188
                                                                     ============    ============    ============

                             See accompanying notes.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Eastern Environmental Services, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.


Description of Business

     The Company is engaged in the business of providing integrated solid waste management services, consisting of collection, transportation, and disposal services through nonhazardous waste disposal facilities and waste hauling operations. The Company's customers include municipal, commercial, industrial, and residential customers, both local and national companies, in various geographic regions throughout principally the eastern United States.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include the Company's accounting for closure and post-closure obligations, amortization of landfill development costs, and estimates of reserves such as the allowance for doubtful accounts.


Property and Equipment

     Property and equipment is stated on the basis of cost. The Company provides depreciation over the estimated useful lives of assets using the straight-line method for its property and equipment except for landfill sites. The estimated useful lives are 20 to 40 years for buildings and improvements, five to ten years for vehicles, machinery, and equipment, five to twelve years for containers and five to ten years for furniture and fixtures.

     Landfill site costs include expenditures for acquisition of land and related airspace, engineering, permitting, legal, capitalized interest, and certain direct site preparation costs which management believes are recoverable. The Company commences depreciation of landfill site costs when the construction is completed and the constructed area begins to accept waste. Landfill site costs for facilities currently in use are depreciated based upon consumed airspace using the unit-of-production method of airspace filled during the fiscal year in relation to estimates of total available airspace.

     Annually, the Company prepares topographic analyses of the sites using various survey techniques to confirm airspace utilization during the current year and remaining capacity. Engineering, legal, and other costs associated with the expansion of permitted capacity of existing sites are deferred until receipt of all necessary operating permits. Such costs are capitalized and amortized after receipt of the necessary operating permits. The Company reviews the realization of landfill development projects on a periodic basis. The portion of landfill sites currently under development for future expansion and thus excluded from depreciation totaled $2,517,000 and $2,701,000 at June 30, 1997 and 1996, respectively.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (continued)

     The Company capitalizes interest costs as part of the cost of developing landfill sites and constructing disposal space. Interest costs of $178,000, $84,000, and $48,000 were capitalized for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

     Depreciation expense includes depreciation recognized on assets under capitalized lease obligations.


Excess Cost over Fair Market Value of Net Assets Acquired

     The excess cost over fair market value of net assets acquired is amortized on a straight-line basis over 40 years commencing on the dates of the respective acquisitions. Amortization expense of excess cost over fair value of net assets acquired was $435,000, $81,000, and $75,000, for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.


Other Intangible Assets

     Other intangible assets consist principally of noncompete agreements and waste collection and hauling contracts acquired in the acquisition of landfill sites and waste collection operations. Noncompete agreements and waste collection and hauling contracts are currently being amortized over a period of three to twelve years. Amortization of other intangible assets was $258,000, $151,000, and $230,000, for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.


Landfill Closure, Post-Closure, and Other Environmental Costs

     Accrued landfill closure and other environmental costs include the cost of closure and post-closure monitoring and maintenance of landfills, as well as, environmental and remediation costs all of which are estimated based on currently available facts, existing technology and interpretation of presently enacted laws and regulations. Landfill post-closure costs represent management's estimate of the current costs of the future obligation associated with maintaining and monitoring the landfill for generally a 30-year period subsequent to the closure of the landfill. The Company estimates the future cost of closure and post-closure costs based on its interpretation of the U.S. Environmental Protection Agency's Subtitle D technical standards. The Company periodically updates its estimates of future closure and post-closure costs with the impact of changes in estimates accounted for on a prospective basis. The Company recognizes these costs on the unit-of-production method based on consumed airspace in relation to management's estimate of total available airspace. Environmental costs relating to remediation work are accrued and charged to operations in the period the potential environmental liability is known.


Statement of Cash Flows

     For the purposes of reporting cash flows, cash and cash equivalents consists of money market accounts and certificates of deposit with original maturities of three months or less.

     Noncash investing and financing activities of the Company excluded from the statement of cash flows include property and equipment additions financed by debt of $2,200,000, $22,000, and $109,000 and financed insurance premiums of $1,211,000, $462,000, and $458,000 for the fiscal years ended 1997, 1996, and
1995, respectively.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

     The Company recognizes revenues upon receipt and acceptance of waste material at its landfills and upon collection of waste material at its waste collection and hauling operations. Amounts billed prior to services being performed are classified as deferred revenue.


Earnings Per Share

     Earnings per share are computed based on the weighted average number of common shares outstanding including the effect of stock options and warrants, if dilutive.


Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, investments in closure trust funds, trade payables and debt instruments. The book value of cash and cash equivalents, trade receivables, investments in closure trust funds and trade payables are considered to be representative of their respective fair values. The carrying value of the Company's long-term debt approximates fair value based on current rates and terms.


Long-Lived Assets

     Long-lived assets consist primarily of property and equipment, excess cost over fair market value of net assets acquired and other intangible assets. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value.


Reclassifications

     Certain previously reported amounts have been reclassified to conform to the 1997 presentation.


New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for fiscal periods ending after December 15, 1997 (fiscal 1998 for the Company). At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new standard, the dilutive effect of stock options and stock warrants will be excluded from basic earnings per share. If earnings per share had been calculated under the new requirement, the effect would not have been material to the periods presented.

     In October 1996, the AICPA issued SOP 96-1, Environmental Remediation Liabilities. The SOP provides guidance with respect to the recognition, measurement and disclosure of environmental remediation liabilities. The Company will adopt SOP 96-1 in the first quarter of fiscal 1998 and, based on current circumstances, does not believe the effect of adoption will be material.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

2.   ACQUISITIONS

Acquisitions Accounted for Under the Pooling of Interests Method

     On September 27, 1996, the Company completed its merger with Super Kwik, Inc. (Super Kwik) and 2,308,176 unregistered shares of the Company's common stock, par value $.01, were issued in exchange for all outstanding shares of Super Kwik. Super Kwik operates a municipal solid waste collection business in southern New Jersey, operating over 75 collection vehicles and serving more than 29,000 customers. The transaction has been accounted for using the pooling of interests method; and, accordingly, the accompanying consolidated financial statements include the accounts of Super Kwik for all periods presented.

     On January 31, 1997, the Company completed its merger with Donno Company, Inc., Suffolk Waste Systems, Inc., Residential Services, Inc. and N.R.T. Realty Corporation (collectively referred to as the "Donno Companies" or "Donno") with 1,137,951 unregistered shares of the Company's common stock, par value $.01, issued in exchange for all issued and outstanding shares of the Donno Companies. The Donno Companies operate over 75 vehicles and a transfer station and service over 60,000 residential and commercial customers in Nassau and Suffolk Counties of Long Island, New York. The transaction has been accounted for using the pooling of interests method; and, accordingly, the accompanying consolidated financial statements include the accounts of the Donno Companies for all periods presented.

     On March 31, 1997, the Company completed its merger with Apex Waste Services, Inc. ("Apex"), with 796,927 unregistered shares of the Company's common stock, par value $.01, (including 2,482 shares representing an adjustment for long-term debt being less than $15,000,000 at March 31, 1997, the date of closing) issued in exchange for all issued and outstanding shares of Apex. Apex operates over 65 collection vehicles and a transfer and processing station and provides services to approximately 10,000 residential and 4,000 commercial customers in Northeastern Pennsylvania. The transaction has been accounted for using the pooling of interests method. Apex was formed on October 1, 1996 as a result of the acquisition of certain assets from Waste Management of Pennsylvania, Incorporated, including $6.2 million excess cost over fair market value of net assets acquired. The results of operations of Apex have been included in the Company's consolidated financial statements since the date of inception of Apex.

     Revenues and net income (loss) of the separate companies were as follows:

                                                                           Net Income
                                                           Revenues          (Loss)
                                                          -----------    --------------
Year ended June 30, 1997 (Unaudited)
     Eastern Environmental Services, Inc. ...........     $30,759,984     $  1,499,755
     Super Kwik .....................................      22,723,221        1,072,502
     Donno...........................................      12,992,919         (115,938)
     Apex............................................      13,149,296         (313,964)
                                                          -----------     ------------
     Combined........................................     $79,625,420     $  2,142,355
                                                          ===========     ============
Year ended June 30, 1996
     Eastern Environmental Services, Inc. ...........     $ 7,632,503     $ (3,500,043)
     Super Kwik .....................................      20,521,676         (282,313)
     Donno...........................................      11,364,994         (640,297)
                                                          -----------     ------------
     Combined........................................     $39,519,173     $ (4,422,653)
                                                          ===========     ============
Year ended June 30, 1995
     Eastern Environmental Services, Inc. ...........     $ 8,650,945     $ (1,547,550)
     Super Kwik .....................................      18,865,547          541,287
     Donno...........................................      13,285,570          951,693
                                                          -----------     ------------
     Combined........................................     $40,802,062     $    (54,570)
                                                          ===========     ============

                      EASTERN ENVIRONMENTAL SERVICES, INC.

2.   ACQUISITIONS (Continued)

Acquisitions Accounted for Under the Pooling of Interests Method (Continued)

     Super Kwik, Donno, and Apex were Subchapter S Corporations prior to the mergers, whereby, the taxable income or loss flowed through to the individual shareholders. The effects of providing pro forma income taxes as a C Corporation were not presented as such amounts are not material.

     In the fiscal year ended June 30, 1997, the Company incurred approximately $1,148,000, $955,000, and $1,234,000 in merger-related costs associated with the Super Kwik, Donno, and Apex mergers, respectively, of which approximately $2,040,000 is remaining in accrued liabilities at June 30, 1997. The $3,337,000 of merger costs includes $835,000 of transaction-related expenses and $2,502,000 of costs to integrate operations. Additionally, tax provisions of $660,000, $8,000, and $236,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of Super Kwik, Donno, and Apex, respectively. This total tax provision of $904,000 is included within income tax expense for 1997.


Acquisitions Accounted for Under the Purchase Method

     During the fiscal year ended June 30, 1997, the Company consummated fourteen acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included from the dates of such acquisitions. The total costs of acquisitions, including liabilities assumed, accounted for under the purchase method were $88,229,000. The excess cost over the fair market value of the net assets acquired was $54,208,000. This amount is being amortized over 40 years from the dates of respective acquisitions on a straight-line basis. Certain purchase price allocations are based on preliminary estimates as of the acquisition dates.

     The unaudited pro forma information set forth below assumes the three significant acquisitions accounted for under the purchase method had occurred at the beginning of the periods presented. In addition this information includes the predecessor operations of Apex. Apex was formed on October 1, 1996 as a result of the acquisition of certain assets from Waste Management of Pennsylvania, Incorporated. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                       Year Ended June 30,
                                                       -------------------
                                                       1997             1996
                                                  ------------     ------------
Revenues......................................... $106,964,000     $100,191,000
Net income.......................................   $3,990,000       $1,030,000
Earnings per share...............................         $.25             $.09

   The Company closed into Escrow on May 12, 1997 the pending acquisitions of Golden Gate Carting Co. Inc., ("Golden Gate") and Coney Island Rubbish Removal, Inc. ("Coney Island") pending satisfaction of certain normal conditions which the Company believes will be resolved. Estimated consideration relating to the Golden Gate and Coney Island acquisitions consists of 288,820 unregistered shares of the Company's stock and the assumption of approximately $3.0 million of debt. The acquisitions of Golden Gate and Coney Island will be accounted for under the purchase method.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

3.   ACCOUNTS RECEIVABLE

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses. The following is a rollforward of the Company's allowance for bad debts:

                                                            Year Ended June 30,
                                                  --------------------------------------
                                                     1997          1996          1995
                                                  ----------    ----------    ----------
Balance at beginning of year...................    $604,000      $600,000      $445,000
Additions (charged to expense).................     411,000       304,000       300,000
Deductions.....................................    (611,000)     (300,000)     (145,000)
Other - purchase price allocation..............   1,195,000            --            --
                                                 ----------      --------      --------
Balance at end of year.........................  $1,599,000      $604,000      $600,000
                                                 ==========      ========      ========

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     In September 1996, the Company entered into a new revolving credit facility with two major banks, Bank Boston, N.A. and Bank of America Illinois, which provides for borrowings of up to $100,000,000 (as amended on May 8, 1997) for repayment of certain debt, funding of acquisitions, and includes up to $15,000,000 of standby letters of credit availability. At the Company's option, the interest rate on any loan under the revolving credit facility will be based on an adjusted prime rate or Eurodollar rate, as defined in the agreement. The facility matures on April 30, 2000. The revolving credit facility, among other conditions, requires the payment of a commitment fee range of .25% to .50% on the unused balance, payable in arrears, and provides for certain restrictions on the ability of the Company, to incur borrowings, sell assets, or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios, leverage ratios, and profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired. A portion of the credit facility was utilized to refinance the remaining balances of an existing revolving credit facility and note payable.

     Debt and capital lease obligations consist of the following:

                                                                                            June 30,
                                                                                   --------------------------
                                                                                       1997          1996
                                                                                   ------------  ------------
Note payable to BankBoston, N.A. and Bank of America Illinois, maturity date of
   April 30, 2000, variable interest rates ranging from
   8.0% to 8.5% ................................................................   $55,500,000   $        --
Revolving credit facility ......................................................            --       237,500
Note payable ...................................................................            --     1,096,875
Note payable secured by certain real estate. Interest at 8.5% payable
   monthly, principal due June 2002  ...........................................     1,450,000            --
Notes payable to various financial institutions, with various maturities payable through September 2013, interest rates (fixed and variable) ranging from 8.25% to 9.25%, and monthly installments
   ranging from $6,092 to $12,500 ..............................................     1,293,567     1,608,287
Machinery and equipment notes payable, secured by equipment, with various maturities payable through February 2005, interest rates ranging from
   6% to 12%, payable monthly in installments ranging from
   $599 to $13,225 .............................................................     3,419,680     5,191,365
Other ..........................................................................     2,319,204       188,873
                                                                                   -----------   -----------
                                                                                    63,982,451     8,322,900
Less current portion ...........................................................     3,053,038     2,014,060
                                                                                   -----------   -----------
                                                                                   $60,929,413   $ 6,308,840
                                                                                   ===========   ===========

                     EASTERN ENVIRONMENTAL SERVICES, INC.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

     Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet. Cost and accumulated depreciation related to assets under capital leases are as follows:

                                                                  June 30,
                                                        --------------------------
                                                            1997           1996
                                                        -----------     ----------
            Cost.....................................   $ 3,465,886     $3,677,649
            Accumulated depreciation.................       969,705        659,828
                                                        -----------     ----------
                                                        $ 2,496,181     $3,017,821
                                                        ===========     ==========

     Maturities of long-term debt are as follows: 1998--$3,053,038; 1999--$1,148,733; 2000--$57,060,500; 2001--$474,775; 2002 and
thereafter--$2,245,405.

     Interest paid on all indebtedness was $2,509,000, $699,000, and $582,000, for the fiscal years ended 1997, 1996, and 1995, respectively.

     Letters of credit have been provided to the Company supporting performances of landfill closure and post-closure requirements, insurance contracts, and other contracts. Letters of credit outstanding at June 30, 1997 aggregated $4,242,000.


5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following:

                                                                June 30,
                                                      --------------------------
                                                          1997           1996
                                                      -----------     ----------
            Accrued compensation..................    $   889,497     $  417,631
            Accrued professional fees.............        277,148        165,500
            Miscellaneous taxes...................        590,492        112,941
            Accrued severance costs...............        165,869        583,832
            Accrued transition costs..............      5,136,451         97,000
            Other.................................      3,362,237        651,455
                                                      -----------     ----------
                                                      $10,421,694     $2,028,359
                                                      ===========     ==========


6.   ACCRUED LANDFILL CLOSURE AND OTHER ENVIRONMENTAL COSTS

     The Company owns or operates six nonhazardous solid waste landfills, all of which are permitted and four of which are operating. The Company will have financial obligations related to closure and post-closure monitoring and maintenance of these currently permitted and operating landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology, and presently enacted laws and regulations. Accordingly, the Company will continue to periodically review and update underlying assumptions and projected costs and record required adjustments. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle D regulations as implemented and applied on a state-by-state basis. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure. For disposal sites that were previously operated by others, the Company assessed and recorded a final closure and post-closure liability at the time the Company assumed closure responsibility based upon the estimated total closure and post-closure costs and the percentage of airspace utilized as of such date. Thereafter, the difference between the final closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred is accrued and charged to expense as airspace is consumed. As of June 30, 1997, the

                     EASTERN ENVIRONMENTAL SERVICES, INC.

6. ACCRUED LANDFILL CLOSURE AND OTHER ENVIRONMENTAL COSTS (Continued)

Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's landfills will be approximately $13,665,000, of which $3,246,000 has been accrued as of June 30, 1997. In addition, the Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $90,000--$125,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $13,000--$16,000 per year for 30 years after closure at the Company's industrial landfill sites. The Company has accrued $1,541,000 for post-closure obligations as of June 30, 1997.

     Funding of closure and post-closure obligations and other environmental costs accrued to date are estimated as follows: 1998--$2,228,000;
1999--$1,102,000; 2000--$700,000; 2001 and thereafter--$5,089,000.

     Also included in accrued landfill closure and other environmental costs is approximately $4.0 million for waste relocation costs at the Company's Pennsylvania landfill.

     Pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements at each of the Company's landfills, the Company maintains bonding facilities collateralized by irrevocable letters of credit and cash deposits. Financial assurance as of June 30, 1997, and pending is as follows:


                             Current
                       Financial Assurance
                          Requirements            Bonds        Deposits        Pending
                       -------------------       --------     ----------      ---------
Kentucky                   $1,637,000            $1,637,000    $128,000       $3,300,000
Pennsylvania               $6,380,000            $3,780,000                   $2,600,000
West Virginia              $  382,000            $  214,000    $204,000       $6,600,000
Florida                    $  608,000                          $ 81,000       $  527,000
Illinois                   $  646,000            $  646,000

     Irrevocable letters of credit outstanding at June 30, 1997 related to closure and post-closure care are $1,126,000.

7.   OTHER LIABILITIES

     In connection with certain acquisitions made by the Company during 1997, the Company has accrued liabilities totaling $9,151,246 for common stock and/or cash issuable to sellers upon satisfactory resolution of certain contingencies. These amounts have been included in the purchase price allocations of the respective acquisitions.


8.   COMMON STOCK

     Each share of the Company's Common Stock is entitled to one vote.

     In 1996, William C. Skuba, the former President, Chief Executive Officer, Chairman of the Board, and controlling stockholder of the Company, sold 500,000 shares of the Company's common stock ("Skuba Stock") at a price of $2.00 per share to a group of investors ("Purchasers") pursuant to a Stock Purchase Agreement dated as of May 8, 1996 by and among Mr. Skuba and the Purchasers (the "Stock Purchase Agreement").

     Pursuant to the Stock Purchase Agreement, Mr. Skuba also converted all of his Class A common stock of the Company which carried four votes per share into common stock which carries one vote per share. Mr. Skuba also granted to the purchasers an irrevocable proxy over his remaining 1,111,101 shares of common stock for a period that expired on June 20, 1997.

     In fiscal 1995, the Company, through a private placement, issued 300,000 shares of its common stock for cash of $1.00 per share or $300,000, pursuant to stock subscription agreements with two individual accredited investors. In fiscal 1996, the Company, through additional private placements of stock with accredited investors, issued an additional 875,000 shares of its common stock for cash of $1.00 per share or $875,000. Certain of the private placements included the issuance of warrants to purchase a total of 525,000 additional shares of common stock at an exercise price of $1.50 per share expiring three years from the date of grant. The Company registered these securities in February of 1996.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

8.   COMMON STOCK  (Continued)

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


9.   STOCK OPTION PLANS

     The Company's Stock Option Plans provide for the grant of incentive stock options or nonqualified stock options to directors, officers or employees of the Company. Under the 1987 and 1991 Stock Option Plans, as amended, 700,000 total shares were reserved effective January 1, 1991 for issuance upon the exercise of such options. Incentive stock options have an exercise price of at least 100% of the fair market value of the common stock at the date of grant (or 110% of fair market value in the case of employees or officers holding ten percent or more of the voting stock of the Company). Nonqualified options have an exercise price of not less than 90% of the fair market value of the common stock at the date of grant. The options generally expire five years from the date of grant and are generally exercisable after two years based upon graduated vesting schedules.

     In August 1996, the Company's stockholders approved the 1996 Stock Option Plan providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under this plan, 2,500,000 shares are reserved for issuance. Incentive stock options have an exercise price consistent with the provisions of the previously existing plans. Nonqualified options have an exercise price which is determined by the Company's Stock Option Committee ("the Committee") in its discretion. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of June 30, 1997, 2,140,745 options have been granted under this Plan including 1,243,922 nonqualified stock options.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that are not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997 and 1996; risk-free interest rate of 6%; dividend yield of 0%; expected volatility of the market price of the Company's common stock of 70%; and a weighted-average expected life of the option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

9.   STOCK OPTION PLANS (Continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows:

                                                      Year Ended June 30,
                                                    1997              1996
                                                -------------     -------------
Pro forma net income (loss)                    $      449,000    $   (4,658,000)

Pro forma earnings (loss) per share            $       .03       $     (.52)

     Options outstanding have been granted to officers and employees to purchase common stock at prices ranging from $.01 to $14.50 per share. A summary of the option transactions is as follows:

                                                                 Year Ended June 30,
                                                       ---------------------------------------
                                                          1997           1996           1995
                                                       ---------     -----------     ---------
    Options outstanding, beginning of period.......      880,900         366,900       417,200
    Options granted................................    1,590,736         655,000        20,000
    Options exercised..............................      (76,945)       (140,000)      (30,000)
    Options canceled...............................                       (1,000)      (40,300)
                                                       ---------     -----------      --------

    Options outstanding, end of period.............    2,394,691         880,900       366,900
                                                       =========     ===========      ========
    Options exercisable............................      657,379         338,333       350,650
                                                       =========     ===========      ========
    Options available for grant....................      359,264       2,113,667       300,100
                                                       ==========    ===========      ========

     The weighted average fair values of options granted during fiscal 1997 and 1996 were $5.14 and $3.14 per share, respectively. The weighted average exercise price of options outstanding and exercisable at June 30, 1997 was $4.41.

     Compensation expense has been recognized for those options granted with exercise prices below the fair market value of the Company's stock on the date of grant.

     Stock options outstanding at June 30, 1997 are summarized as follows:

                                  Weighted Average     Weighted
                                     Remaining         Average
    Range of          Number         Contractual       Exercise
Exercise Prices     Outstanding        Life             Price
---------------     -----------        ----            --------
   $.01 - $5.00         253,946       1.5 years         $  1.02
  $5.01 - $10.00      1,527,945       8.9 years         $  6.41
 $10.01 - $14.50        612,800       9.8 years         $ 13.19
                    -----------
   $.01 - $14.50      2,394,691       8.4 years         $  7.57
                     ==========

     The Company's Employee Stock Bonus Plan and Employee
Benefit Stock Purchase Plan (the Employee Plans) are for eligible employees. Shares are awarded under the Employee Stock Bonus Plan at the Company's discretion based on the employees' performance. Under the Employee Benefit Stock Purchase Plan, employees may purchase shares of common stock at a purchase price of 85% of the fair market value at the date of purchase. A total of 450,000 common shares are reserved under the Employee Plans. At June 30, 1997, 27,311 shares have been issued under the Employee Plans.

     At June 30, 1997, the Company has 973,464 warrants outstanding of which 573,464 are exercisable to purchase shares of common stock. Terms of warrants have been established by the Board of Directors at prices between $1.25 and $14.53 expiring at various dates through 2007.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

10.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                               June 30,
                                                                     ---------------------------
                                                                         1997            1996
                                                                     ------------     ----------
Deferred tax liabilities:
     Tax over book depreciation and amortization..................   $  (3,162,683)   $ (629,024)
     Landfill permitting costs....................................      (3,366,989)           --
     Other, net...................................................        (906,429)     (123,583)
                                                                     --------------   ----------
          Total deferred tax liabilities..........................      (7,436,101)     (752,607)
Deferred tax assets:
     Allowance for doubtful accounts..............................         906,998       158,915
     Accrued refurbishing costs...................................       2,191,797            --
     Reserve for loss on assets held for sale.....................          62,205       255,933
     Net operating loss carryforwards.............................         194,284     1,484,833
     Environmental costs..........................................       1,623,741            --
     AMT credit...................................................         109,500        24,376
     Reserve for severance and transition costs...................              --       269,232
     Other, net...................................................              --        68,140
                                                                     -------------    ----------
          Total deferred assets...................................       5,088,525     2,261,429
Valuation allowance for deferred tax assets.......................              --    (1,644,000)
                                                                     -------------    ----------
Net deferred tax assets...........................................       5,088,525       617,429
                                                                     -------------    ----------
Net deferred tax liabilities......................................   $  (2,347,576)   $ (135,178)
                                                                     =============    ==========

     At June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $571,000 that expire through 2011. However, due to a change in control, these net operating loss carryforwards may be limited. For financial reporting purposes, the valuation allowance has been reversed due to the fact that the Company has concluded that it is more likely than not that the tax benefits will be realized in the future.

     Significant components of the provision for income taxes are as follows:

                                                                     Fiscal Year Ended
                                                        ------------------------------------------
                                                            1997            1996          1995
                                                        ------------   -------------   -----------
Current:
     Federal........................................    $     82,510   $        --     $        --
     State..........................................         358,409        12,101          20,881
                                                        ------------   -----------     -----------
                                                             440,919        12,101          20,881
Deferred:
     Federal........................................         837,904            --         (66,052)
     State..........................................          62,382       (21,788)         37,188
     Operating loss carryforward....................              --            --        (139,110)
                                                        ------------   -----------     -----------
                                                             900,286       (21,788)       (167,974)
                                                        ------------   -----------     -----------
     Provision for income taxes.....................    $  1,341,205   $    (9,687)    $  (147,093)
                                                        ============   ===========     ===========

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is:

                                                                 Fiscal Year Ended
                                                   -------------------------------------------
                                                       1997           1996             1995
                                                   -----------     ----------      -----------
Tax at U.S. federal statutory rates ............   $ 1,183,743    $(1,190,015)     $  (608,505)
S Corporation income prior to pooling date .....      (310,672)            --               --
State income taxes, net of federal tax benefit .       180,684         (9,687)          70,652
Nondeductible costs and other acquisition
accounting adjustments .........................     1,019,829         24,918           24,918
S Corporation status termination ...............       904,563             --               --
Valuation allowance for deferred tax assets ....    (1,644,000)     1,154,000          340,000
Other ..........................................         7,058         11,097           25,842
                                                   -----------    -----------      -----------
Provision for income taxes .....................   $ 1,341,205    $    (9,687)     $  (147,093)
                                                   ===========    ===========      ===========

                     EASTERN ENVIRONMENTAL SERVICES, INC.

10.  INCOME TAXES (Continued)

     Net income tax payments made (refunds received) during fiscal 1997, 1996, and 1995 were $87,000, $(64,000), and $14,000, respectively.


11.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various operating leases, primarily for certain office facilities and transportation equipment. Lease agreements frequently include renewal options and require that the Company pay for taxes, insurances, and maintenance expense. Future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997, are as follows: 1998--$896,000, 1999--$731,000,
2000--$405,000, 2001--$164,000, and 2002--$35,000. Total rental expense under operating leases was approximately $606,000, $353,000, and $411,000 for the fiscal years 1997, 1996, and 1995, respectively.

     The Company is subject to extensive and evolving federal, state, and local environmental laws and regulations in the United States and elsewhere that have been enacted in response to technological advances and the public's increased concern over environmental issues. The majority of expenditures necessary to comply with environmental laws and regulations are made in the normal course of business. Although the Company, to the best of its knowledge, is in compliance in all material respects with the laws and regulations affecting its operations, there is no assurance that the Company will not have to expend substantial amounts for compliance in the future.

     In October 1996, the Company received a final permit to construct its expansion area at its Kentucky landfill. Prior to the actual construction of the expansion area, the Company is required to complete certain investigations to confirm the adequacy of the groundwater monitoring program approved in the final permit. The final permit also requires closure of the original disposal area. In addition, the Company has entered into an exclusive waste disposal franchise agreement with Pulaski County, Kentucky, to service the municipal waste needs of the county at the Company's Kentucky landfill through the year 2002. The Company's obligations under this franchise agreement were suspended on July 1, 1996 for a one-year period ending July 1, 1997 due to the Company's cessation of operations at the original permit area and delay in initiating operations at the expansion area. As of July 1, 1997, the Company has resumed operation of the transfer station in accordance with the franchise agreement and expects to continue such operations until construction begins on the expansion area. Failure to continue to comply with the franchise agreement, or timely closure of the original disposal area, could result in the forfeiture of the performance bond of $1.3 million.

     The Company is subject to various contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemicals or petroleum substances by the companies or other parties. At June 30, 1997, the Company has accrued for certain potential environmental remediation activities as other long-term accrued environmental costs. Such accrual amounted to $335,680, and in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could reach $860,000 as provided in independent engineering studies and evaluations. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

     The Company carries insurance covering its assets and operations, including pollution liability coverage. Specifically, each of the Company's five landfills has pollution liability coverage of $5,000,000 per occurrence or $5,000,000 in the aggregate subject to a $500,000 deductible per occurrence. Nevertheless, there can be no assurance that the Company's insurance will provide sufficient coverage in the event an environmental claim were made against the Company or that the Company will be able to maintain in place such insurance at reasonable costs. An uninsured or underinsured claim against the Company of sufficient magnitude could have a material adverse effect on its business and results of operations. The Company also is subject to the risk of claims by employees and others made after the expiration of the policy coverage period, including asbestos-related illnesses (such as asbestosis, lung cancer, mesothelloma and other cancers), which may not become apparent until many years after exposure. From May 15, 1985 through April 28, 1988, the Company carried claims-made general liability coverage. Any claims presented on the basis of exposure during that period may not be covered by insurance and any liability resulting therefrom could, consequently, have an adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

11.  COMMITMENTS AND CONTINGENCIES (Continued)

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

     Certain of the Company's executive officers have entered into employment agreements whereby they will be entitled to receive certain bonuses in cash or common stock upon a change in control of the Company. The Company estimates that the total of these payments based on current salaries would be approximately $1,835,000. Such agreements also include severance provisions and immediate vesting provisions of issued options should the officer be terminated.


12.  UNUSUAL OPERATING COSTS

     Unusual operating costs and other adjustments of $3,027,000 were included in the fourth quarter of fiscal 1996 results of operations. A charge of $900,000 to cost of revenues to accrue for certain closure and post-closure monitoring costs was recorded for the Kentucky landfill resulting from a reduction in the Company's estimate of future probable airspace since the draft permit was being adjudicated, providing a valuation allowance for possible impairment of this asset. In October 1996, the Company received approval of its expansion permit, and in May 1997, the Company decided to continue to operate the Kentucky landfill. As the Company proceeds with construction of the Kentucky landfill, the adequacy of the closure and post-closure accruals will be reevaluated based on current assessments of future probable airspace and closure and post-closure cost estimates. Additionally, charges totaling approximately $879,000 were charged to selling, general, and administrative expenses relating to the change in control of the Company, as discussed in Note 8. Of the $879,000 charge; $672,000 related to recorded severance costs; $97,000 reflected management's estimate of various transition costs in moving the Company's corporate offices; and $110,000 related to certain legal and other professional costs incurred in completing the transaction. Additionally, management refined its estimates of necessary reserves against past-due receivables, outstanding contingencies, and deferred acquisition costs and increased such reserves by $221,000, $468,000, and $70,000, respectively. The increase in contingency reserves included the $336,000 accrued for certain long-term environmental remediation activities (see
Note 11). Additionally, in the fourth quarter, management made a decision to replace certain of its equipment utilized in the landfill and hauling operations, in addition to selling certain real estate previously used in operations and currently being leased to unrelated parties. A charge of $489,000 was recorded to other expenses to write down these assets held for sale to estimated net realizable value. Finally, in the second quarter, management recorded a provision of $331,000 related to a severance agreement settlement with a unionized workforce.

     Unusual operating costs of $532,000 were included in the fourth quarter of fiscal 1995 results of operations. A total charge to cost of revenues of $339,000 related to the Company's cessation of waste acceptance at the Kentucky landfill on June 30, 1995, and the Company's decision to simultaneously permit and operate a waste transfer facility to continue to service the waste needs of the local host county under the ten-year waste disposal franchise agreement previously awarded to the Company expiring in the year 2002. Of the $339,000 of unusual operating costs, $150,000 reflected the Company's estimate of operating losses at the Kentucky facility through fiscal 1996, and $189,000 reflected a noncash charge to write off remaining capitalized costs relating to a disposal cell closed on June 30, 1995.

     Additionally, a charge of $78,000 was recorded in the fourth quarter of fiscal 1995 to reduce the remaining net assets of All Waste Refuse Services, Inc. (AWRS), the Company's waste collection business located in Beaufort County, South Carolina, to their estimated net realizable value at June 30, 1995. The $78,000 charge included a write-down of $58,000 for certain operating assets, receivables, and supplies inventory and the establishment of a reserve at June 30, 1995, for the anticipated loss on final divestiture of assets of $20,000. During fiscal 1995, the Board of Directors of the Company made a decision to exit the local hauling business in Beaufort County as a result of limited integration with the Company's landfill operation and continued operating losses resulting from significant competitive pressures. The majority of the operating assets of AWRS were sold in fiscal 1995 through several asset sale transactions. Also in 1995, the Company refined its estimate of necessary reserves against past-due receivables resulting in a charge to operations of $118,000.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

13.  RELATED PARTY TRANSACTIONS

     In connection with the consummation of the Stock Purchase Agreement (see
Note 8), the Company entered into a series of agreements with Mr. Skuba, including a Severance Agreement dated June 20, 1996. Pursuant to the severance agreement, virtually all prior agreements between Mr. Skuba and the Company were terminated, including the Company's obligation to make certain cash payments to Mr. Skuba upon his resignation from the Company, and in consideration therefor; the Company, among other benefits (i) conveyed to Mr. Skuba or a company controlled by Mr. Skuba (a) all of the outstanding capital stock of a corporation that owns certain real property, (b) certain real and personal property, and (c) certain vehicles owned by the Company, (ii) transferred to Mr. Skuba certain potential business opportunities that the Company decided that it had no interest in pursuing, (iii) agreed to provide Mr. Skuba with certain health benefits at the Company's cost until June 1997, and (iv) agreed to indemnify Mr. Skuba to the extent provided by the Company's Certificate of Incorporation and to maintain director and officer liability insurance for him until June 2002. The Company recorded a total of $459,100 noncash expense related to the Severance Agreement including $259,600 of compensation expense, loss on the sale of certain assets of $156,000, and $43,500 of benefits related to a Consulting Agreement with Mr. Skuba that expires in June 1998.

     The Company entered into an agreement in July 1996 to lease office space from a company that is controlled by an officer of the Company. The lease is for a period of five years and provides for a monthly rental of $6,250 subject to annual increases derived from increases in the Consumer Price Index. The lease is terminable at any time by the Company by payment of a termination fee equal to one year's rent.

     The Company received management services from a company that is 50% owned by certain stockholders of the Company. The amount of these services charged to expense was $56,000, $590,000, and $414,000 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

     The notes receivable from officers are due in fiscal 2006. The interest rate on these loans was 6% at June 30, 1997 and 1996, and 8% at June 30, 1995.

     In August 1996, the Company acquired all of the assets of Eastern Waste of Philadelphia, Inc. in consideration of 391,250 shares of common stock valued at $4.00 per share, or $1,600,000 in the aggregate. The stockholders of Eastern Waste of Philadelphia, Inc. are brothers of directors of the Company. Substantially all of the assets the Company acquired from Eastern Waste of Philadelphia, Inc. were acquired by Eastern Waste of Philadelphia, Inc. in May 1996 in separate transactions with Tri-County Disposal & Recycling, Inc. and National Ecosystems Inc. for an aggregate of approximately $1,600,000 in cash and stock.

     In connection with the Company's acquisition of Super Kwik in September 1996, the Company executed a $750,000 mortgage note in favor of Spruce Avenue Associates, a general partnership whose partners are two officers of the Company. The note bears interest at the rate of ten percent per annum and is due and payable on September 27, 1999. The note is secured by mortgage on certain real property of the Company located in Voorhees, New Jersey. The principal amount outstanding under the mortgage note at June 30, 1997 was $750,000.

     The Company paid a professional corporation owned by an officer of the Company approximately $76,000 during fiscal 1997 for legal services rendered to the Company.

     In October 1996, the Company hired a corporation owned by an employee of the Company for excavation services for the Company's landfills in West Virginia and Pennsylvania. The Company estimates that the total amount to be paid will be approximately $850,000. The selected corporation was the lowest bidder that satisfied all bid requirements for such job.

     The Company believes that each of the transactions described above was entered into on an arm's-length basis in the ordinary course of the Company's business and on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

14.   SUBSEQUENT EVENTS

      Subsequent to June 30, 1997, the Company acquired a hauling and collection company, a special waste company, and a landfill in separate transactions. Consideration included approximately 362,000 unregistered shares of common stock, $12,000,000 cash to the sellers, and $574,000 of assumed debt. These transactions will be accounted for using the purchase method of accounting. Additionally, in August of 1997, the Company completed its merger with Waste X Services, Inc. for approximately 350,000 unregistered shares of common stock, par value $.01, in exchange for all issued and outstanding shares of Waste X Services, Inc. This transaction will be accounted for as a pooling of interests. Periods prior to consummation of this acquisition will not be restated to reflect the pooling of interests as combined financial position, results of operations, and cash flows would not be materially different from the results as presented.

         In August 1997, the Company completed its registration and sale of 5,175,000 shares of common stock, par value $.01, for $17.75 per share, for the purpose of reducing its outstanding indebtedness under its credit facility, and to fund future acquisitions, capital expenditures and working capital needs. Net proceeds, after deduction of fees and related costs, were approximately $85.5 million. The unaudited pro forma earnings per share for the year ended June 30, 1997, assuming the issuance of these shares and receipt of related proceeds on July 1, 1996, and the reduction of outstanding indebtedness and related interest expense, net of income taxes, would have been $.18 per share.