Form 10-K/A
period 1997-06-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1997-10-28
CIK 815272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-1

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997            COMMISSION FILE NO. 0-16102

                     EASTERN ENVIRONMENTAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                           59-2840783
    (State or other jurisdiction of             (I.R.S. Employee
     incorporation or organization)             Identification No.)

             1000 CRAWFORD PLACE, SUITE 101, MT. LAUREL, NJ  08054
   (Address of principal executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (609) 235-6009

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      ----


Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on October 23, 1997, was approximately $422,295,000.

There were no shares of Class A Common Stock, par value $.01 per share, of the Registrant outstanding as of October 23, 1997. The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of October 23, 1997 was 22,033,831.

     This Report on Form 10-K/A filed with the Securities Exchange Commission (the "Commission") by Eastern Environmental Services, Inc., a Delaware corporation (together with its subsidiaries, the "Company") is being filed to amend the Company's annual report on Form 10-K as filed with the Commission on September 26, 1997 to include the information required by Part III of Form 10-K in accordance with General Instruction G-3 of Form 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                                   PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information regarding the current directors and executive officers of the Company. There are no family relationships among any executive officers or directors of the Company except that Willard Miller is Glen Miller's father.


NAME                       AGE               POSITION
-------------------------  ---  ----------------------------------
Louis D. Paolino, Jr.....   41  Chairman of the Board, President,
                                and Chief Executive Officer
Terry W. Patrick.........   51  Executive Vice President and Chief
                                Operating Officer
Gregory M. Krzemien......   38  Chief Financial Officer and
                                Treasurer
Robert M. Kramer.........   45  General Counsel, Executive Vice
                                President, and Secretary
John W. Poling...........   52  Vice President-Finance
Dennis M. Grimm..........   47  Vice President-Operations
Glen Miller..............   39  Executive Vice President
Willard Miller...........   60  Executive Vice President
George O. Moorehead......   44  Director
Kenneth Chuan-kai Leung..   53  Director

     LOUIS D. PAOLINO, JR. has served as Chairman of the Board, President, and Chief Executive Officer of the Company since June 1996. Mr. Paolino has over 14 years of experience in the solid waste management industry. From 1989 to June 1996, Mr. Paolino was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil which was sold to U.S.A. Waste Services Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as Vice President of U.S.A. Waste Services, Inc. Mr. Paolino currently serves as President of Blue Pointe, Inc., the lessor of the Company's executive offices in Mt. Laurel, New Jersey. He also served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company, from November 1995 to January 1996. Mr. Paolino received a B.S. degree in Civil Engineering from Drexel University.

     TERRY W. PATRICK has served as Executive Vice President and Chief Operating Officer of the Company since June 1996. Mr. Patrick has over 25 years of experience in the waste management industry. From September 1995 to June 1996, Mr. Patrick was involved with personal investments and ownership of a chemical manufacturing and distributing company. From April 1990 to August 1994, he served as President and Chief Operating Officer of U.S.A. Waste Services, Inc., and as Vice President of Operations at Mid-America Waste Systems, Inc. from November 1988 to April 1990. Prior to joining Mid-America Waste Systems, Inc., Mr. Patrick served in various district and regional management positions with Waste Management, Inc. and Browning-Ferris Industries, Inc. Mr. Patrick received a B.S. degree in Business Management from Evangel College.

     GREGORY M. KRZEMIEN has served as Chief Financial Officer and Treasurer of the Company since August 1992. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP, and held other positions with that firm since 1981. Mr. Krzemien received a B.S. degree in Accounting from Pennsylvania State University and is a certified public accountant.

     ROBERT M. KRAMER has served as General Counsel, Executive Vice President, and Secretary of the Company since June 1996. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Plotkin & Kahn, Washington, D.C. Mr. Kramer has represented public and private companies in the waste management industry for over 14 years. Since 1989, Mr. Kramer has been the sole partner of Robert M. Kramer & Associates P.C., a law firm consisting of three lawyers. Although Mr. Kramer will continue his private practice of law at Robert M. Kramer & Associates, P.C., he has and will devote a substantial amount of time performing his duties for the Company. Mr. Kramer since December 1989 has served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received a J.D. degree from Temple University Law School.

     JOHN W. POLING has served as a Vice President of Finance of the Company since November 1996. Mr. Poling has held senior financial positions in publicly-held environmental services companies since 1979, and served as Vice President and Treasurer of Smith Technology Inc. from 1994 to 1996, Vice President, Finance and Chief Financial Officer of Envirogen, Inc. from 1993 to 1994, President of Tier Inc. from December 1992 to September 1993, and Vice President-Finance and Chief Financial Officer of Roy F. Weston, Inc. from 1989 to 1992. Mr. Poling received a B.S. degree in Accounting from Rutgers University.

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

     GLEN MILLER has served as Executive Vice President of Collection Operations since September 1996. Prior to joining the Company, Mr. Miller had 23 years in the solid waste industry, most recently as Vice President and Chief Operating Officer of Super Kwik, Inc. since January 1980 and President of Waste Maintenance Services, Inc. from May 1987 to September 1996.

     WILLARD MILLER has served as a Executive Vice President since September 1996. In 1972, Mr. Miller founded Super Kwik, Inc. where he held the positions of President and Chief Executive Officer for 24 years.

     GEORGE O. MOOREHEAD has served as a Director of the Company since June 1996. Mr. Moorehead has over 25 years of experience in the solid waste management industry. Since 1993, Mr. Moorehead has been a director and principal stockholder of EMCO Recycling Corp., a company engaged in the business of metal recycling in Arizona and a subsidiary of Metal Management Inc., and has served as President and Chief Executive Officer of EMCO Recycling Corp. since February 1995. From 1990 to 1993, Mr. Moorehead was President and Chief Executive Officer and a director of Custom Disposal, Inc., a solid waste disposal company serving the Phoenix, Arizona area. Mr. Moorehead is a director of Metal Management Inc.

     KENNETH CHUAN-KAI LEUNG has served as a Director of the Company since June 1996. Mr. Leung has been a Managing Director of investment banking at Sanders Morris Mundy since March 1995 and Chief Investment Officer of Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P. since January 1996. From 1988 to 1994, Mr. Leung was a Managing Director of Smith Barney Inc. Mr. Leung has over 28 years of experience with the environmental services industry as a securities analyst and investment banker.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the Company's outstanding shares of Common Stock and certain other holders of such shares (collectively, "Covered Persons"), to file with the Commission and the NASDAQ

Stock Market (the "NASDAQ"), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of Common Stock and other equity securities of the Company.

     Based solely upon the Company's review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to the Company's knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to 1996 were made on a timely basis, except that, Messrs. Grimm, Kramer, G. Miller, W. Miller, Moorehead, Paolino, and Patrick, each of whom filed one Form 3 (reporting initial beneficial ownership of the Company's Common Stock) late, Messrs. Kramer, Krzemien, Leung, Moorehead, Paolino, and Patrick, each of whom has submitted their Form 5 late for filing for the fiscal year ended June 30, 1997, Messrs. G. Miller and W. Miller, each of whom filed one Form 4 late (reporting, in the case of W. Miller, one divestiture by gift and, in the case of G. Miller, reporting seven purchases of Common Stock during July 1997), and Messrs. Paolino and Patrick, who are reporting on Form 5 transactions involving the acquisition of Common Stock that should have been reported on an earlier filed Form 4. All of the late filings involved either purchases of the Company's Common Stock or option grants under the Company's Stock Option Plans. The Company has instituted a compliance program to assist its directors and executive officers in timely reporting transactions under Section 16.

ITEM 11:  EXECUTIVE COMPENSATION

     The following table sets forth certain information for the Company's last three fiscal years concerning the annual, long-term, and other compensation of the Chief Executive Officer of the Company and its next four most highly compensated executive officers (collectively, the "Named Officers"):

                         SUMMARY COMPENSATION TABLE(1)


                                           Annual Compensation

                                                                     Awards

                               Fiscal
                                Year                               Securities
          Name and             ended                               Underlying
     Principal Position       June 30,     Salary        Bonus      Options

Louis D. Paolino, Jr........      1997   $150,000(2)         -        351,782
  Chief Executive Officer         1996   $  8,192(3)         -        250,000
                                  1995          -            -              -

Terry W. Patrick............      1997   $158,954     $100,000(8)     100,000
  Executive Vice President        1996          -(4)         -        150,000
  and Chief Operating             1995          -            -              -
  Officer

Robert M. Kramer............      1997   $125,000            -         80,562
  General Counsel,                1996          -(5)         -        175,000
  Executive Vice President,       1995          -            -
  and Secretary

Glen Miller.................      1997   $109,615(6)         -        281,907
  Executive Vice President        1996          -            -              -
                                  1995          -            -              -

Gregory M. Krzemien.........      1997   $ 95,500(7)  $ 35,000(8)      26,885
  Chief Financial Officer         1996     85,065            -         56,107
  and Treasurer                   1995     80,028            -              -
=============================================================================

(1) The columns captioned "Annual Compensation - Other Annual Compensation", "Long-Term Compensation-Restricted Stock Awards", "-TIP Payouts" and "All Other Compensation" have been omitted because, in the first case, none of the Named Officers received other annual compensation exceeding either $50,000 or 10% of such officer's total annual salary and bonus and, in the other cases, because (i) the Company made no restricted stock awards (ii), maintained no long-term incentive plan, and (iii) paid no other compensation to the named officers, in each case during the fiscal year ended June 30, 1997.
(2)  Current annual base compensation is $350,000.
(3)  Employment commenced on June 20, 1996.
(4) Employment commenced on June 20, 1996. No base compensation was paid in the fiscal year ended June 30, 1996. Current annual base compensation is $150,000.
(5) Employment commenced on June 20, 1996. No base compensation was paid in the fiscal year ended June 30, 1996. Current annual base compensation is $125,000.
(6) Employment commenced in September 1996. Current annual base compensation is $150,000.
(7)  Current annual base compensation is $110,000.
(8)  This bonus remains unpaid.

     The following table sets forth certain information concerning individual grants of stock options to the Named Officers during the fiscal year ended June 30, 1997.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)


                                                                               Potential Realizable Value
                                                                                 at Assumed Annual Rates
                                                                               of Stock Price Appreciation
                             Individual Grants                                       for Option Term

                         Number of     % of Total
                         Securities     Options
                         Underlying    Granted to      Exercise
                          Options     Employees in       Price    Expiration
Name                      Granted     Fiscal Year(1)   Per Share     Date           5% ($)        10% ($)

Louis D. Paolino, Jr...      10,000           16.3%       $ 6.38      7/1/06     $2,356,331     $5,969,918
                            161,782                       $ 6.63     10/1/06
                            180,000                       $14.50     6/20/07

Terry W. Patrick.......     100,000            4.6%       $ 6.63     10/1/06     $  417,000     $1,056,000

Robert M. Kramer.......      80,562            3.7%       $ 6.63     10/1/06     $  335,944     $  850,735

Glen Miller............     281,907 (2)       13.1%       $ 6.75     10/7/06     $1,195,286     $3,033,319

Gregory M. Krzemien....       6,885            1.2%       $ 0.01(3)  10/7/01     $  109,713     $  188,248
                             20,000                       $ 6.63          (4)
==========================================================================================================


----------------------------
(1) The Company granted options and warrants to employees to purchase a total of 2,154,550 shares of Common Stock during the fiscal year ended June 30, 1997. All of these grants were made at fair market value other than the 6,885 options granted to Mr. Krzemien.

(2) The rights to purchase 281,907 shares of Common Stock, which were granted to Mr. Miller as an incentive for Mr. Miller to accept employment with the Company, consist of warrants with a term of ten years.

(3) The fair market value of the shares issuable pursuant to the option on the date of grant was $6.875.

(4) Options to purchase 10,000 shares expire on June 20, 2002 and options to purchase the remaining 10,000 shares expire on June 20, 2003.

     The table set forth below shows information regarding stock options exercised by the Named Officers during the fiscal year ended June 30, 1997, the number of shares acquired, and the value realized and the number and value of exercisable and unexercisable stock options at June 30, 1997. There are no outstanding shares.

            AGGREGATED/SAR OPTION EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION/SAR VALUES(1)

                            Number of Securities
                           Underlying Unexercised            Value of Unexercised
                                 Options at                      In-the-Money
                               Fiscal Year End        Options/SARs at Fiscal Year End(2)
                         ---------------------------  ----------------------------------
                         Exercisable   Unexercisable  Exercisable          Unexercisable
                         ---------------------------  ----------------------------------

Louis D. Paolino, Jr...     112,500          489,282     $1,072,875          $3,226,722

Terry W. Patrick.......      87,500          162,500     $  852,875          $1,621,265

Robert M. Kramer.......      93,750          161,812     $  916,938          $1,631,678

Glen Miller............      81,907          200,000     $  757,640          $1,850,000

Gregory M. Krzemien....     192,992           10,000     $2,742,709          $   93,700
=====================================================  ===================================


-----------------------------------------
(1) No options were exercised by any of the Named Officers during the fiscal year ended June 30, 1997.
(2) In-the-money options are those for which the fair market value of the underlying securities exceeds the exercise price of the option. Values were calculated by multiplying the closing transaction price of the Common Stock as reported on the NASDAQ on June 30, 1997 by the appropriate number of shares of Common Stock and subtracting the exercise price, without regard to termination or vesting contingencies. The closing transaction price of the Company's Common Stock on June 30, 1997 was $16.00 per share.


COMPENSATION OF DIRECTORS

     The directors of the Company did not receive any fees for attendance at meetings during fiscal 1997. Each of the Company's directors, however, received options or warrants to purchase shares of the Company's Common Stock. In July 1996, options to purchase 10,000 shares of the Company's Common Stock at an exercise price $6.375 per share were issued to each of Mr. Leung, Mr. Moorehead, and Mr. Paolino, with the options becoming fully vested one year after the date of grant. In October 1996, Messrs. Moorehead and Leung each received options to purchase 60,834 shares of Common Stock at a per share exercise price of $6.63. Of these options, 50,000 vested immediately. The remainder vested in April, 1997. All expenses incurred by the Company's directors for attendance at board, committee, and shareholders' meetings are reimbursed by the Company.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

     In May 1997, Mr. Paolino entered into an amended and restated employment agreement with the Company that provides for an initial annual base salary of $150,000, which has subsequently been increased by the Board to $350,000, and certain fringe benefits, including life and health insurance and an automobile allowance. Upon a change in control of the Company, Mr. Paolino is entitled to receive a bonus in cash or Common Stock equal to $1.00 less than three times the sum of (i) his annual salary, (ii) any bonus he was paid during the twelve months prior to the change of control, and (iii) the value of any options granted to him within the twelve months prior to the change in control. Mr. Paolino's agreement terminates in June 2002, subject to earlier termination by either party. If Mr. Paolino's employment is terminated for any reason, he will be entitled to receive his annual salary in effect at the date of termination through the term of his employment agreement. During the term of employment, Mr. Paolino may not directly or indirectly engage in the waste disposal industry within up to 75 miles of any Company business operation.

     In November 1996 and May 1997, Messrs. Patrick and Kramer, respectively, entered into amended and restated employment agreements with the Company that provide for initial annual base salaries of $150,000 and $125,000, respectively, and certain fringe benefits, including life and health insurance and automobile allowances. Mr. Patrick is further entitled to an annual bonus of $100,000, payable in cash or Common Stock. Upon a change in control of the Company, Mr. Kramer is entitled to receive a bonus in cash or Common Stock equal to $1.00 less than three times the sum of (i) his annual salary and (ii) any bonus he was paid during the twelve months, prior to the change of control. Upon a change in control of the Company, Mr. Patrick is entitled to receive in cash or Common Stock an amount equal to two times his annual salary plus the greater of (i) $200,000 or (ii) two times the bonus he was paid by the Company during the twelve months prior to the change in control. Mr. Patrick's and Mr. Kramer's agreements terminate in June 2000, subject to earlier termination by either party. If Mr. Kramer's employment is terminated by the Company for any reason, including unsatisfactory performance of his duties, he will be entitled to receive a severance payment of an amount equal to two times his then annual salary. In addition, all of his outstanding options shall immediately vest. During the term of employment and for a period of up to two years thereafter, Mr. Patrick may not directly or indirectly engage in the waste disposal industry within up to 75 miles of any Company business operation.

     In September 1996, Glen Miller entered into an employment agreement with the Company that provides for an initial annual base salary of $150,000 and certain fringe benefits including life and health insurance and an automobile allowance. The term of the agreement is four years, subject to earlier termination by either party. Upon termination of employment, Mr. Miller is entitled to receive up to six months annual salary. If a change of control of the Company occurs within three months of resignation, Mr. Miller is entitled to two years salary. The agreement also provides that during the term of employment, and for a period of one year thereafter, Mr. Miller will not compete with the Company in the waste disposal business in an area that includes southern New Jersey and Philadelphia, Pennsylvania.

     In June 1996, Mr. Krzemien entered into an 18-month employment agreement with the Company, subject to earlier termination, that provides for an initial annual base salary of $90,000 and certain fringe benefits, including life and health insurance and automobile allowances. Mr. Krzemien's salary was subsequently increased to $110,000, subject to earlier termination by either party. Upon termination of employment, Mr. Krzemien is entitled to receive up to the greater of six months of his annual salary or the balance of his annual salary for the remainder of the term of the agreement, depending on the circumstances of the termination. Upon a change in control, Mr. Krzemien is entitled to receive one year's annual salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Throughout fiscal 1997, the Compensation Committee of the Company's Board of Directors consisted of the Company's three incumbent directors, Louis D. Paolino, Jr., George O. Moorehead, and Kenneth Chuan-kai Leung. Louis D. Paolino, Jr. is the Company's Chairman of the Board, Chief Executive Officer, and President.

     In July 1996, the Company entered into a five-year office lease with Bluepointe, Inc., (formerly known as Girard Point Transfer, Inc.) a corporation controlled by Louis D. Paolino, Jr., the Chairman of the Board, Chief Executive Officer, and President of the Company, for the Company's executive offices in Mt. Laurel, New Jersey. The lease provides for monthly rental payments of $6,250 plus increases resulting from increases in the Consumer Price Index. The lease is terminable at any time by the Company by payment of a termination fee equal to one year's rent. The Company is in the process of moving its headquarters within the same building, and expects to renegotiate the lease to reflect the increased size of the space that it will occupy.

     In August 1996, the Company acquired all of the assets of Eastern Waste of Philadelphia, Inc. in consideration of 391,250 shares of Common Stock valued at $4.00 per share, or $1.6 million in the aggregate. The stockholders of Eastern Waste of Philadelphia, Inc. are Matthew Paolino and Donald Moorehead, brothers of Louis D. Paolino, Jr. and George O. Moorehead, respectively. Substantially all of the assets the Company acquired from Eastern Waste of Philadelphia, Inc. were acquired by Eastern Waste of Philadelphia, Inc. in May 1996 in separate transactions with Tri-County Disposal & Recycling, Inc. and National Ecosystems Inc. for an aggregate of $1.6 million in cash and Common Stock.

     In October 1996, the Company hired a corporation owned by an employee of the Company for excavation services for the Company's landfills in West Virginia and Pennsylvania. The Company estimates that the total amount to be paid will be approximately $850,000. The selected corporation was the lowest bidder that satisfied all bid requirements for such job.

BOARD REPORT ON EXECUTIVE COMPENSATION

     Throughout the fiscal year ended June 30, 1997 the Compensation Committee was composed of all members of the Board of Directors, including the Company's two non-employee directors, George O. Moorehead and Kenneth C. Leung, and Louis
D. Paolino, Jr., the Company's Chairman of the Board, Chief Executive Officer, and President.

     The following report of the Compensation Committee is required by the rules of the Commission to be included in this report on Form 10-K and addresses the Company's executive compensation policies for the fiscal year ended June 30, 1997 and certain subsequent developments. This report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, by virtue of any general statement in such filing incorporating this Report on Form 10-K/A by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

     GENERAL. The Company's compensation policies for executives are intended to further the interests of the Company and its stockholders by encouraging growth of its business through securing, retaining, and motivating management employees of high caliber who possess the skills necessary to the development and growth of the Company.

     The Company's compensation package consists of three major components:
base compensation, stock options, and performance bonuses. Together these elements comprise total compensation value. The total compensation paid to the Company's executive officers is influenced significantly by the need (i) to attract management employees with a high level of expertise and (ii) to motivate and retain key executives for the long-term success of the Company and its stockholders.

     Fiscal year ended June 30, 1997 was an important year for the Company. Following the change of control of the Company in June 1996, the Company's executive management team pursued an aggressive acquisition and growth strategy. The implementation and management of this strategy, which included the acquisition of 17 solid waste management businesses, required unusual amounts of time, attention, and effort from the Company's executive officers while the financing of the Company's expansion demanded significant additional time and attention. The Compensation Committee considered these numerous developments in formulating its executive compensation policies and practices for fiscal 1997. The Committee commissioned Coopers & Lybrand LLP to conduct studies of compensation levels in comparable companies and companies engaged in turn-around situations for each executive position and in connection with each significant adjustment to executive officer compensation made during the fiscal year ended June 30, 1997.

     BASE COMPENSATION. The Committee establishes annual base salary levels for executives based on competitive data, level of experience, position, responsibility, and individual and Company performance. The Company has sought to align base compensation levels in the middle to top seventy-five percent of the range of survey data, which includes direct competitors and companies in turnaround situations. The Committee has used comparative data provided by Coopers & Lybrand LLP.

     STOCK OPTIONS. The Company grants stock options to its executive management under its employee stock option plans. Option grants are intended to bring the total compensation to a level that the Compensation Committee believes is competitive with amounts paid by the Company's competitors and which will offer significant returns if the Company is successful and, therefore, significant incentives to devote the effort called for by the Company's strategy. The Compensation Committee believes that executives' interests are directly tied to enhanced stockholder value. Thus, stock options are used to provide the executive management team with a strong incentive to perform in a manner that will benefit the long-term success of the Company and its stockholders.

     PERFORMANCE BONUSES AND STOCK OPTIONS. The Company supplements base compensation with awards of compensation performance bonuses in the form of cash and stock options. In establishing bonuses for the fiscal year ended June 30, 1997, the Board sought to reward the extraordinary efforts undertaken by several of its key executive officers and achievements made by them in accomplishing successfully the many transitions occurring during this period.

     CHIEF EXECUTIVE OFFICER COMPENSATION. Mr. Paolino, in his capacity as Chairman of the Board, Chief Executive Officer, and President, participates in the same compensation programs as the other executive officers. The Committee has targeted Mr. Paolino's total compensation, including base compensation, bonuses, and stock options, at a level it believes is competitive with the amount paid by the Company's competitors and companies in turnaround situations. Mr. Paolino joined the Company in June 1996 at a base salary of $150,000. Following a competitive compensation analysis conducted by Coopers & Lybrand, the Compensation Committee reviewed Mr. Paolino's salary in the context of (i) the Company's performance and growth discussed above, and (ii) compensation packages of chief executive officers at comparable companies. Based on this review, the Compensation Committee increased Mr. Paolino's salary to $350,000, a level that was determined to be more analogous with competition and to more adequately compensate Mr. Paolino for his services and contributions to the success of the Company.

              Submitted by the Compensation Committee of the Board of Directors:

                              Louis D. Paolino, Jr.
                              George O. Moorehead
                              Kenneth C. Leung


PERFORMANCE GRAPH

     The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total shareholder return, assuming reinvestment of dividends, on the Company's Common Stock with the cumulative total return of companies on the NASDAQ, and an index comprised of certain companies in the solid waste industry (the "Selected Peer Group Index")./1/


                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                  AMONG EASTERN ENVIRONMENTAL SERVICES, INC.,
            THE NASDAQ MARKET INDEX, AND SELECTED PEER GROWTH INDEX



                                    ---------------------------------------
                                         6/92  6/93  6/94  6/95  6/96  6/97

EASTERN ENVIRONMENTAL SVCS    EESI        100    42    68    68   335   826

PEER GROUP                    PEER (1)    100   102    93   106   114   126

NASDAQ STOCK MARKET (U.S.)    NAS         100   126   127   169   218   265

_____________________________

(1) The Selected Peer Group Index is comprised of securities of the following companies: Browning-Ferris Industries, Inc., Waste Management, Inc., U.S.A. Waste Services, Inc., Allied Waste Industries, Inc., and Superior Services, Inc.

     There can be no assurance that the Company's stock performance will continue into the future with the same or similar trends depicted by the graph above. The Company neither makes nor endorses any predictions as to future stock performance.

                              [PERFORMANCE GRAPH]

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                 AMONG EASTERN ENVIRONMENTAL SERVICES, INC.,
                     THE NASDAQ STOCK MARKET (U.S.) INDEX,
                               AND A PEER GROUP


                        6/92      6/93       6/94      6/95       6/96      6/97
                        ----      ----       ----      ----       ----      ----
EASTERN ENVIRONMENTAL
 SERVICES, INC.         $100      $ 42       $ 68      $ 68       $335      $826

PEER GROUP               100       102         93       106        114       126

NASDAQ STOCK MARKET
 (U.S.)                  100       126        127       169        218       265

---------
* $100 INVESTED ON 5/30/92 IN STOCK OR INDEX-
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING JUNE 30.

  The Performance Graph set forth above shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act by virtue of any general statement in such filing incorporating this Report on Form 10-K by reference, except to the extent that the Company specifically incorporates the information contained in this selection by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 1997, certain information regarding the beneficial ownership of the Common Stock by: (i) each person or entity known to the Company to own beneficially, as defined in Rule 13d-3 under the Exchange Act, five percent or more of the outstanding shares of Common Stock, based upon Company Commission records; (ii) each of the Company's directors; (iii) each of the Named Officers; and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.



                               NUMBER OF SHARES
                                 BENEFICIALLY
 NAME OF BENEFICIAL OWNER        OWNED(1)(2)       PERCENTAGE OF SHARES
---------------------------  --------------------  --------------------

Willard Miller.............      1,415,688 (3)             6.4%
230 Orono Place
Sommerdale, NJ  08083

William Leone..............      1,186,982 (4)             5.4%
444 Foch Boulevard
Mineola, NY  11051

Sanders Morris Mundy Inc...      1,156,252 (5)             5.2%
3100 Texas Commerce Tower
Houston, TX  77002

Louis D. Paolino, Jr.......      1,227,298 (6)             5.5%
1000 Crawford Place
Mount Laurel, NJ  08054

Glen Miller................      1,161,362 (7)             5.2%
42 Ocean Avenue
Ocean City, NJ  08226

Kenneth Chuan-kai Leung....      1,070,836 (8)             4.9%
126 East 56th Street
24th Floor
New York, NY  10022

George O. Moorehead........        405,834 (9)             1.8%
3700 West Lower Buckeye
Phoenix, AZ  85009

Terry W. Patrick...........        292,500(10)             1.3%
1000 Crawford Place
Mount Laurel, NJ  08054

Gregory M. Krzemien........        192,992(11)               *
1000 Crawford Place
Mount Laurel, NJ  08054

Robert M. Kramer...........        119,031(12)               *
1150 First Avenue
Suite 900
King of Prussia, PA  19406

All executive officers
and directors as a
group (ten persons)........      6,176,131(13)            26.9

____________________

 *   Less than 1%

(1) The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days upon the exercise of an option ("currently exercisable options") are treated as outstanding for purposes of determining beneficial ownership and the percentage beneficially owned by such individual.

(3) Includes 19,412 shares held of record by W&G Miller Family Limited Partnership, of which Mr. Miller serves as a general partner, and 131,907 shares purchasable under currently exercisable warrants held by such partnership.

(4) Includes 25,000 shares purchasable under currently exercisable warrants. Also includes 1,159,982 shares held of record by five entities controlled by either Mr. Leone or WSI Holding Corp. The Vito Leone Trust, of which Mr. Leone and his brother Paul Leone are the trustees, is the controlling shareholder of WSI Holding Corp.

(5) Includes 156,250 shares purchasable under currently exercisable warrants. Also includes 889,699 shares held of record by the Environmental Opportunities Fund, L.P. and 110,303 shares held of record by the Environmental Opportunities Fund (Cayman), L.P., entities for which Environmental Opportunities Management Company, LLC, in which Sanders Morris Mundy Inc. holds a 75% membership interest, serves as the sole general partner.

(6) Includes 35,000 shares held of record by entities controlled by Mr. Paolino, 171,166 shares held by family members, and 198,391 shares purchasable under currently exercisable options.

(7)  Includes 131,907 shares purchasable under currently exercisable warrants.

(8) Includes 70,834 shares purchasable under currently exercisable options. Also includes 889,699 and 110,303 shares held of record by the Environmental Opportunities Fund, L.P. and the Environmental Opportunities Fund (Cayman), L.P., respectively, for which Mr. Leung serves as Chief Investment Officer and as to which Environmental Opportunities Management Company LLC, in which Sanders Morris Mundy Inc. holds a 75% membership interest and Quirk Carson Peppet Inc. holds a 25% membership interest, serves as the sole general partner. Does not include 156,250 shares purchasable under currently exercisable warrants held by Sanders Morris Mundy Inc.

(9)  Includes 70,834 shares purchasable under currently exercisable options.

(10) Includes 112,500 shares purchasable under currently exercisable options.

(11) Includes 112,992 shares purchasable under currently exercisable options.

(12) Includes 109,031 shares purchasable under currently exercisable options.

(13) See footnotes 3, 6, 7, 8, 9, 10, 11, and 12 above. Also includes an aggregate of 278,924 shares and 11,666 shares purchasable under currently exercisable options held by two executive officers of the Company who are not listed in the table.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1996, the Company elected a new Board of Directors as a result of the acquisition of 500,000 shares of Common Stock from William C. Skuba by Louis
D. Paolino, Jr., George O. Moorehead, Environmental Opportunities Fund, L.P., and Environmental Opportunities Fund, (Cayman), L.P.. Mr. Skuba resigned as the Company's Chairman of the Board, Chief Executive Officer, and President on June 20, 1996. In connection with Mr. Skuba's resignation, the Company entered into a Severance Agreement with Mr. Skuba (the "Severance Agreement") pursuant to which virtually all prior agreements between Mr. Skuba and the Company were terminated, including the Company's obligation to make certain cash payments to Mr. Skuba upon his resignation from the Company and, in consideration therefor, the Company, among other things, (i) conveyed to Mr. Skuba or a company controlled by Mr. Skuba (a) all of the outstanding capital stock of a corporation that owns certain real property located in Drums, Pennsylvania (the "Drums Real Property"), (b) certain real and personal property located in Jasper County, South Carolina, and (c) certain vehicles owned by the Company, (ii) transferred to Mr. Skuba certain potential business opportunities that the Company decided it had no interest in pursuing, (iii) agreed to provide Mr. Skuba with certain health insurance benefits at the Company's cost until June 1997, and (iv) agreed to indemnify Mr. Skuba to the extent provided by the Company's Certificate of Incorporation and to maintain director and officer liability insurance for him until June 2002.

     In June 1996, the Company and Mr. Skuba entered into a consulting agreement (the "Consulting Agreement"), whereby Mr. Skuba has agreed to serve as a general advisor and consultant to the Company on matters relating to the Company's acquisition program. In consideration for performing these services, the Company has agreed to reimburse Mr. Skuba for his secretarial support and reasonable expenses incurred in connection with them, as well as a car allowance. When Mr. Skuba is instrumental in locating an acquisition which the Company closes, the Company pays Mr. Skuba a commission mutually agreed upon by the Company and Mr. Skuba. The initial term of the Consulting Agreement was for a period of six months, which has been extended to December 31, 1997.

     In December 1995 and May 1996, Glen Miller and Willard Miller, executive officers of the Company, executed promissory notes in favor of Super Kwik, Inc. in the principal amounts of $83,741 and $350,902, respectively. The notes bear interest at the rate of six percent per annum and become due and payable on December 30, 2005 and May 1, 2006, respectively. The total principal amount outstanding under the notes at June 30, 1997 was $432,902. The Company acquired Super Kwik, Inc. in September 1996.

     In connection with the Company's acquisition of Super Kwik in September 1996, the Company executed a $750,000 mortgage note in favor of Spruce Avenue Associates, a general partnership whose partners are Glen Miller and Willard Miller. The note bears interest at the rate of ten percent per annum, payable semi-annually, and the principal amount becomes due and payable on September 27, 1999. The note is secured by a mortgage on certain real property of the Company located in Voorhees, New Jersey. The principal amount outstanding under the mortgage note at June 30, 1997 was $750,000.

     Robert M. Kramer, the Company's General Counsel, Executive Vice President, and Secretary, is engaged in the practice of law through Robert M. Kramer & Associates, P.C., a professional corporation owned by Mr. Kramer, which has rendered legal services to the Company since June 1996. The Company has paid such corporation approximately $93,740 since July 1, 1996.

     Kenneth Leung, a director and nominee for the Company, is a Managing Director of Sanders Morris Mundy Inc., which has provided financial advisory services for the Company and acted as placement agent in connection with a private placement of 2,500,000 shares of Common Stock by the company for $4.00 per share in August 1996. In connection therewith, Sanders Morris Mundy received a warrant to purchase 156,250 shares of Common Stock at an exercise price of $5.00 per share and a placement fee of $650,000. In the private placement, Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P., for which Environmental Opportunities Management Company, L.L.C., in which Sanders Morris Mundy holds a 75% membership interest, serves as the sole general partner, purchased an aggregate of 750,000 shares of Common Stock. Sanders Morris Mundy also acted as an underwriter in the public offering of 5,175,000 shares of Common Stock in August 1997.

     Certain other transactions involving the Company and in which its Chairman, Chief Executive Officer, and President had a direct or indirect material interest are described above under the caption "Compensation Committee Interlocks and Insider Participation."

ADDITIONAL INFORMATION

          The Company is subject to the informational requirements of the Exchange Act, and in accordance therewith files reports, proxy statements, and other information with the Commission. Such reports, proxy statements, and other information may be inspected and copied at the offices of the Commission, Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and the following Regional Offices of the Commission: Northwest Atrium Center, 5000 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 7 World Trade Center, Suite 1300, New York, New York 10048. Copies of such materials may be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates. The Commission maintains a web site that contains reports, proxy statements, and other information regarding registrants that are filed electronically with the Commission, and the address of such site is (http://www.sec.gov).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-K/A to be signed pursuant to Rule 12b-15 on its behalf by the undersigned, thereunto duly authorized.

     EASTERN ENVIRONMENTAL SERVICES, INC.



     By:   /s/ Louis D. Paolino, Jr.
         ----------------------------------------
          Louis D. Paolino, Jr.
          Chairman of the Board,
          Chief Executive Officer,
          and President


DATED the 28th day of October, 1997.