Form 10-Q
period 1997-09-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1997-11-13
CIK 815272

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1997            COMMISSION FILE NO. 0-16102


                      EASTERN ENVIRONMENTAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   59-2840783
                      (I.R.S. Employer Identification No.)

            1000 Crawford Place, Suite 400, Mount Laurel, NJ  08054
                    (Address of Principal Executive Offices)

        Registrant's Telephone No., including area code:  (609) 235-6009


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ----       ----


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

     As of November 10, 1997  22,070,733 Shares of Common Stock


================================================================================

                      Eastern Environmental Services, Inc.

                                   Form 10-Q
                        Quarter Ended September 30, 1997



                                    Contents                                Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 1997
     and June 30, 1997                                                         1

   Condensed Consolidated Statements of Operations for the three
     months ended September 30, 1997 and 1996 (Restated)                       3

   Condensed Consolidated Statement of Stockholders' Equity
     for the three months ended September 30, 1997                             4

   Condensed Consolidated Statements of Cash Flows for the
     three months ended September 30, 1997 and 1996 (Restated)                 5

   Notes to Condensed Consolidated Financial Statements                        6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         8

PART II - OTHER INFORMATION

Item 2 -  Changes in Securities                                               13
Item 6 -  Exhibits and Reports on Form 8-K                                    14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      Eastern Environmental Services, Inc.

                     Condensed Consolidated Balance Sheets





                                                  September 30,      June 30,
                    ASSETS                            1997             1997
                                                  ---------------    -----------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                        $ 16,833,766     $  4,292,278
  Accounts receivable, less allowance for
  doubtful accounts of $2,332,000 and $1,599,000     19,187,277       13,508,730
  Deferred income taxes                               4,099,014        3,369,014
  Prepaid expenses and other current assets           2,831,378        4,538,198
                                                  ---------------   ------------
Total current assets                                 42,951,435       25,708,220

Property and equipment:
  Land                                               11,383,091        6,973,871
  Landfill sites                                     47,788,711       33,138,713
  Buildings and leasehold improvements                8,424,866        7,112,761
  Vehicles                                           23,035,286       18,923,388
  Machinery and equipment                            21,935,005       18,936,782
  Furniture and fixtures                              1,826,280        1,524,087
                                                  ---------------   ------------
Total property and equipment                        114,393,239       86,609,602
Accumulated depreciation and amortization            23,781,100       20,465,969
                                                  ---------------   ------------
                                                     90,612,139       66,143,633

Excess cost over fair market value of net
  assets acquired, net of $1,273,000 and
  $875,000 accumulated amortization                  60,671,451       60,302,159
Other intangible assets, net of $4,892,000 and
  $3,460,000 accumulated amortization                13,816,644        6,079,686
Notes receivable from shareholders/officers             432,902          432,902
Other assets (including $533,000 of restricted
 cash on deposit for landfill closure and
 insurance bonding)                                   2,107,932        2,418,812
                                                  ---------------   ------------
Total assets                                       $210,592,503     $161,085,412
                                                  ===============   ============



                                                                     September 30,        June 30,
  LIABILITIES AND STOCKHOLDERS' EQUITY                                   1997               1997
                                                                    ---------------    ------------
                                                                      (Unaudited)
Current liabilities:
  Accounts payable                                                   $  9,282,029      $  8,036,964
  Accrued expenses and other current liabilities                       10,597,623        10,421,694
  Income taxes payable                                                  2,040,623           387,342
  Current portion of accrued
    landfill closure and other environmental costs                      2,028,000         2,228,000
  Current portion of long-term debt                                     1,016,469         1,803,269
  Current portion of capital lease obligations                          1,143,329         1,249,769
  Deferred revenue                                                      2,733,977         2,432,897
                                                                     --------------    ------------
Total current liabilities                                              28,842,050        26,559,935


Deferred income taxes                                                   6,249,590         5,716,590
Long-term debt, net of current portion                                  8,791,482        59,303,672
Capital lease obligations, net of current portion                       1,378,815         1,625,741
Accrued landfill closure and other environmental costs                  7,415,162         6,891,219
Other liabilities                                                      13,917,801         9,151,246

Stockholders' equity
  Common stock, $.01 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 22,031,391
    and 16,152,955                                                        220,314           161,530
  Additional paid-in capital                                          140,459,379        50,072,591
  Retained earnings                                                     3,394,169         1,679,147
                                                                    ---------------    ------------
                                                                      144,073,862        51,913,268
Less treasury stock at cost - 39,100 common shares                        (76,259)          (76,259)
                                                                    ---------------    ------------
Total stockholders' equity                                            143,997,603        51,837,009
                                                                    ---------------    ------------
Total liabilities and stockholders' equity                           $210,592,503      $161,085,412
                                                                    ===============    ============

See accompanying notes.

                      Eastern Environmental Services, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                 -----------------------------
                                                      1997           1996
                                                 -------------  --------------
                                                                  (Restated)

Revenues                                          $34,537,908     $13,870,895
Cost of revenues                                   21,921,935      10,554,700
Selling, general and administrative expenses        5,297,123       1,973,126
Depreciation and amortization                       2,280,676         601,944
Merger costs                                          500,000       1,856,340
                                                 -------------  --------------

Operating income (loss)                             4,538,174      (1,115,215)

Interest expense, net                                (660,842)        (94,625)
Other income (expense)                                235,840          (9,467)
                                                 -------------  --------------
Income (loss) before income taxes                   4,113,172      (1,219,307)

Income tax expense - See Note 3                     1,781,000         673,000
                                                 -------------  --------------

Net income (loss)                                 $ 2,332,172     $(1,892,307)
                                                 =============  ==============
Earnings (loss) per share                               $0.11           $(.16)
                                                 =============  ==============

Weighted average number of shares outstanding      21,843,487      11,986,982
                                                 =============  ==============


See accompanying notes.

                      Eastern Environmental Services, Inc.

            Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                                           Additional
                               Common       Paid-in       Retained      Treasury
                                Stock       Capital       Earnings       Stock        Total
                              ---------   ------------   ----------    ---------   ------------
Balance at
  June 30, 1997                $161,530   $ 50,072,591   $1,679,147    $(76,259)   $ 51,837,009

Exercise of
  common stock
  options and warrants            1,244        426,556           --          --         427,800

Proceeds from sale of
  5,175,000 shares
  of common stock,
  less commissions and
  issuance expenses of
  $6,421,919                     51,750     85,382,581           --          --      85,434,331

Common stock issued for
  acquisition accounted for
  as a pooling of interests       2,167        140,833           --          --         143,000

Transactions of pooled
  company                                                  (617,150)                   (617,150)

Common stock issued
  in purchase acquisitions        3,623      4,436,818           --          --       4,440,441

Net income                           --             --    2,332,172          --       2,332,172
                              ---------   ------------   ----------    ---------   ------------
Balance at
September 30, 1997             $220,314   $140,459,379   $3,394,169    $(76,259)   $143,997,603
                              =========   ============   ==========    =========   ============

See accompanying notes.

                      Eastern Environmental Services, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                     September 30,
                                                                                           ---------------------------------
                                                                                                1997              1996
                                                                                           ---------------   ---------------
                                                                                                               (Restated)
Operating activities
Net income (loss)                                                                           $  2,332,172       $(1,892,307)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                             2,280,676           601,944
     Provision for losses on receivables                                                         237,350            40,000
     Landfill closure costs                                                                      117,215            12,069
     Deferred income taxes                                                                      (197,000)          660,000
     Gain on sale of property and equipment                                                      (44,746)               --
Changes in operating assets and liabilities:
     Accounts receivable                                                                      (4,137,951)       (1,163,195)
     Accounts payable                                                                            667,076          (112,340)
     Accrued expenses                                                                         (2,187,310)        1,490,970
     Income taxes                                                                              1,653,283            11,341
     Deferred revenue                                                                            301,080                --
     Prepaid expenses and other current assets                                                 1,488,341           326,703
     Other                                                                                       311,988          (136,815)
                                                                                           ---------------   ---------------
Net cash provided by (used in) operating activities                                            2,822,174          (161,630)

Investing activities
Acquisition of businesses, net of cash acquired                                              (10,427,700)         (410,000)
Proceeds from sale of property and equipment                                                      55,157                --
Development of landfill sites                                                                 (1,957,874)         (154,542)
Purchase of property and equipment                                                            (5,285,722)       (1,857,589)
Payments for intangibles                                                                        (626,833)         (452,302)
                                                                                           ---------------   ---------------
Net cash used in investing activities                                                        (18,242,972)       (2,874,433)

Financing activities
Proceeds from revolving line of credit, long-term debt
  and capital lease obligations                                                                3,650,000           837,230
Payments on revolving line of credit, long-term debt
  and capital lease obligations                                                              (61,549,845)         (531,141)
Payments on note payable to shareholder/officer                                                       --              (675)
Proceeds from issuance of common stock, net
  of expenses and commissions                                                                 85,862,131         9,809,315
Cash dividends paid to former stockholders
  of Donno Company, Inc. and affiliates                                                               --           (21,000)
                                                                                           ---------------   ---------------
Net cash provided by financing activities                                                     27,962,286        10,093,729
                                                                                           ---------------   ---------------
Net increase in cash and cash equivalents                                                     12,541,488         7,057,666
Cash and cash equivalents at beginning of period                                               4,292,278         1,916,487
                                                                                           ---------------   ---------------
Cash and cash equivalents at end of period                                                  $ 16,833,766       $ 8,974,153
                                                                                           ===============   ===============

See accompanying notes.

                      Eastern Environmental Services, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.   Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Eastern Environmental Services, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated the previously issued financial statements for the three months ended September 30, 1996 to reflect the merger with the Donno Company, Inc. and Affiliates ("Donno"), on January 31, 1997 which was accounted for using the "pooling of interests" method. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2.   Business Combinations

From July 2, 1996 to September 30, 1997, the Company expanded its waste collection and hauling operations through the acquisition of twenty two businesses. The aggregate of these business acquisitions is significant to the company. Eighteen of the twenty two acquisitions completed were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over forty years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and are finalized within one year from the date of acquisition.

On July 9, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Reuben Smith Rubbish Removal Services, Inc. ("Reuben Smith") in exchange for 92,369 unregistered shares of the Company's common stock and the assumption of $574,000 of debt. Reuben Smith, which conducts a waste collection business in Atlantic City, New Jersey, was integrated in to Super Kwik, the Company's southern New Jersey regional collection operation. This transaction was accounted for as a purchase.

On August 15, 1997, the Company completed the purchase of all the stock of Pappy's, Inc. ("Pappy's") for total consideration of approximately $12,000,000 in cash. Pappy's operates as the Oak Avenue Landfill and is permitted to accept construction and demolition debris and other residual wastes. The facility is located north of Baltimore, Maryland. In addition to local waste, Pappy's will accept waste for the Company's various collection operations located in New York, New Jersey, and Pennsylvania markets. This transaction was accounted for as a purchase.

On August 20, 1997, the Company purchased all of the stock of Soil Remediation of Philadelphia, Inc. ("SRP") in exchange for 270,000 unregistered shares of the Company's common stock. SRP provides remediation services for petroleum contaminated soil. This transaction was accounted for as a purchase.

On August 14, 1997, the Company completed its merger with Waste X and approximately 216,667 unregistered shares of the Company's common stock were issued in exchange for all outstanding stock of Waste X. An additional issuance of common stock of up to 30% of the total consideration given may be issuable pending the resolution of certain contingencies. Waste X operates a municipal solid waste collection business in the Miami and Ft. Lauderdale, Florida markets and was integrated into the Company's South Florida regional operation. The transaction has been accounted for using the pooling of interests method, and accordingly, the accompanying condensed consolidated financial statements include the accounts of Waste X for the three months ended September 30, 1997. Periods prior to the consummation of the merger were not restated to include the accounts and operations of Waste X as combined results are not materially different from the results as presented.

Combined and separate results of operations of the Company and the Donno Companies, for the restated prior period included in this report are as follows (in thousands):


                            Eastern
Three months ended       Environmental       Donno
September 30, 1996       Services, Inc.    Companies         Combined
                         --------------    ---------         --------
Revenues                  $    10,584      $    3,287     $     13,871

Net income (loss)         $    (1,950)     $       58     $     (1,892)

3.   Income Taxes

The Company has recorded an income tax provision of $1.8 million for the three months ended September 30, 1997. This provision primarily relates to the recording of federal and state tax liabilities at statutory rates, adjusted for certain non-deductible items.


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


5.   Subsequent Events

On October 17, 1997, the Company entered into a Stock Purchase Agreement with Delmarva Capital Technology Company to acquire all of the outstanding shares of stock of Pine Grove, Inc., its wholly owned subsidiary which includes the operations of Pine Grove Landfill, a 174 acre Subtitle D solid waste disposal facility located in east central Pennsylvania and Pine Grove Hauling Company, an integrated waste collection company, servicing residential and commercial customers in the same market. Total consideration of approximately $46 million will be funded from working capital, borrowings under the Company's revolving credit facility, and possibly the assumption of approximately $12 million of debt. The acquisition will be accounted for using the "purchase" method of accounting. Closing of the purchase is subject to finalization of certain conditions which the Company anticipates will be settled by November 30, 1997.

Additionally, subsequent to September 30, 1997, the Company entered into a Merger Agreement with the shareholders of Hamm's Sanitation, Inc., and H.S.S., Inc. ("Hamm's") for approximately 710,000 unregistered shares of common stock of the Company and the assumption of up to $1,000,000 of debt in exchange for all issued and outstanding stock of Hamm's. Hamm's provides municipal solid waste collection services to approximately 21,000 commercial and residential customers in several Northwestern New Jersey counties. The transaction is expected to be accounted for under the "pooling of interests" method of accounting.

On October 27, 1997, the Company revised and expanded its Revolving Credit Agreement, which among other items, increased the Company's borrowing capacity from $100 million to $150 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations for the Three Months ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Revenues

The Company is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. The Company's revenues for the three months ended September 30, 1997 were comprised of approximately 82% solid waste collection and transportation operations, approximately 9% solid waste disposal operations, and approximately 9% other waste management services.

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

The Company's solid waste landfills earn revenues from disposal fees charged to third parties and from disposal fees charged to the Company's collection and transportation operations that dispose of solid waste at the Company's landfills. These landfills receive solid waste from the Company's own collection companies and transfer stations, as well as from independent collection operators. For the three months ended September 30, 1997, approximately 20% of the Company's revenue generated from collection operations represented solid waste collected by the Company that was delivered for disposal at its own landfills, and approximately 25% of the Company's revenue generated from landfill disposal operations represented solid waste disposed of at the Company's landfills that was delivered by the Company.

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


Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and costs and overhead, professional services, facility rentals and associated costs, financial assurance bonding premiums, landfill related financial assurance bonding premiums, and costs relating to marketing and sales.

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

At September 30, 1997, capitalized costs related directly to proposed acquisitions that were not yet consummated were $272,000. The Company periodically reviews the future realization of these capitalized project costs and makes provisions against capitalized costs that are associated with projects that are not likely to be completed.


Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of buildings, vehicles, and machinery and equipment, amortization of capitalized direct landfill development costs, and amortization expense related to intangible assets including goodwill. Property and equipment is depreciated over the estimated useful lives of the assets using the straight line method. Intangible assets, including goodwill, are amortized over their useful lives using the straight line method.

Certain direct engineering, legal, permitting, construction, and other costs associated with expansion of landfills, together with related interest costs, are capitalized and are amortized over the estimated useful life of the site using the unit of production method as airspace is consumed. Successful permitting of additional landfill disposal capacity improves the Company's profitability by increasing the airspace over which the Company may amortize capitalized costs of the landfill. At September 30, 1997, capitalized costs related directly to the acquisition and expansion of existing and future landfills and cell development were $47.8 million.

The Company's policy is to charge as an expense any unamortized capitalized expenditures and advances relating to any landfill that is permanently closed or any landfill expansion project that is abandoned.


Merger Costs

In connection with acquisitions accounted for under the pooling of interests method, the Company records various merger costs including transaction-related expenses, contractual costs and certain transition costs including the cost to bring the acquired assets into conformity with corporate safety and operational standards.

Other Income (Expense)

Other income and expense, which includes gains and losses on the sale of equipment, has not historically been material to the Company's results of operations.


Taxes

The tax provision of $1.8 million for the three months ended September 30, 1997, principally relates to the recording of federal and state tax liabilities at statutory rates, adjusted for certain non-deductible items. The tax provision at September 30, 1996, principally relates to the completion of the merger with Super Kwik, Inc., and reflects the recording of a deferred tax liability as of the date of the merger, the date Super Kwik's S Corporation election was terminated.


 Results of Operations for the Three Months Ended September 30, 1997 Compared to
                  the Three Months Ended September 30, 1996.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues relating to continuing operations.

                                                Three Months Ended
                                                  September 30
                                                  ------------
                                                 1997      1996
                                                 ----      ----
                                                        (Restated)

Revenues                                        100.0       100.0

Cost of revenues                                 63.5        76.1
Selling, general and administrative expenses     15.3        14.2
Depreciation and amortization                     6.6         4.3
Merger costs                                      1.5        13.4
                                              ----------  ----------
Operating income (loss)                          13.1        (8.0)

Interest expense, net                            (1.9)       (0.7)
Other income (expense)                            0.7          --
                                              ----------  ----------
Income (loss) before income taxes                11.9        (8.7)

Income tax expense                                5.1         4.9
                                              ----------  ----------
Net income (loss)                                 6.8       (13.6)
                                              ==========  ==========

Revenues for the three months ended September 30, 1997, were $34.5 million compared to $13.9 million for the three months ended September 30, 1996, an increase of $20.6 million, or 148%. The principal factor affecting the increase in revenues was the impact of acquisitions made in the past twelve months, primarily consisting of R&A Bender, Inc., and several solid waste collection companies in the New York and Florida markets, which contributed aggregate revenues of $12.6 million for the three months ended September 30, 1997. The acquisitions of Super Kwik, Inc. and Donno Company, Inc., which have been accounted for as poolings of interests, contributed revenue of $10.6 million for the three months ended September 30, 1997 compared to $9.3 million for the three months ended September 30, 1996, an increase of $1.3 million. Additionally, Apex Waste Services, Inc. contributed revenues of $4.5 million for the three months ended September 30, 1997. Although this was accounted for as a pooling of interests, it did not commence operations until October 1, 1996, thus it had no impact on the revenues or expenses of the Company for the quarter ended September 30, 1996.

Cost of revenues for the three months ended September 30, 1997, were $21.9 million compared to $10.6 million for the three months ended September 30, 1996, an increase of $11.3 million. Cost of revenues as a percentage of revenues for the three months ended September 30, 1997, was 63.5% compared to 76.1% for the same period in fiscal 1997. This decrease in percentage was primarily due to (1) the acquisition by the Company of three landfills, which operate at higher margins than the Company's other operations, (2) economies of scale relating to the Company's increase in size over the period, and (3) operating efficiencies.

Selling, general and administrative expenses for the three months ended September 30, 1997, were $5.3 million compared to $2.0 million for the three months ended September 30, 1996, an increase of $3.3 million or 165%. These expenses as a percentage of revenues for the three months ended September 30, 1997, were 15.3% compared to 14.2% for the same period in fiscal 1997. The slight increase as a percentage of revenues reflects the increased infrastructure, including accounting, finance, legal and administration, necessary to integrate the 22 acquisitions consummated over the past fifteen months. This increase was partially offset by the elimination of redundant overhead as acquisitions in certain geographic areas are consolidated.

Depreciation and amortization totaled $2.3 million, or 6.6% of revenues, for the three months ended September 30, 1997, versus $602,000, or 4.3% of revenues, for the same period in fiscal 1997. This increase was primarily due to increased depreciation and landfill amortization as a result of businesses and assets acquired as well as amortization of goodwill and other intangibles associated with the acquisitions.

Merger costs incurred during the three months ended September 30, 1997, were $500,000, all of which related to the acquisition of Waste X Services, Inc., a solid waste collection company acquired on August 14, 1997, and accounted for as a pooling of interests. Merger Costs for the same period in fiscal 1997 were $1.9 million and related to the acquisition of Super Kwik, Inc.

The tax provision of $1.8 million for the three months ended September 30, 1997, principally relates to the recording of federal and state tax liabilities at statutory rates, adjusted for certain non-deductible items. The tax provision at September 30, 1996, principally relates to the completion of the merger with Super Kwik, Inc., and reflects the recording of a deferred tax liability as of the date of the merger, the date Super Kwik's S Corporation election was terminated.


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

As of September 30, 1997, the Company had working capital of $14.2 million, including cash and cash equivalents of $16.8 million. For the first quarter of fiscal 1998, net cash provided by operations was approximately $2.8 million, net cash provided by financing activities was approximately $27.9 million (including net proceeds of $85.4 from the Company's recently completed public offering of common stock) and net cash used in investing activities was approximately $18.2 million resulting in an increase in cash and cash equivalents of $12.5 million during this period. Capital expended during the period, included: (1) $11.1 million relating to acquisitions, (2) $5.3 million for the purchase of operating equipment and real estate, and (3) $1.9 million related to the permitting and development of landfill space.

On September 25, 1996, the Company entered into a revolving credit facility with BankBoston, N.A. (formerly known as First National Bank of Boston) and Bank of America Illinois to provide for borrowings up to $30 million (the "Credit Facility"). The Credit Facility, which was increased to $50 million on January 27, 1997 and to $100 million on May 8, 1997 (revised in October 1997 to provide borrowings up to $150 million pursuant to the revised and expanded credit agreement), is available for repayment of debt, funding of acquisitions, working capital, and for up to $15 million in letters of credit. As of November 10, 1997, approximately $5.4 million in letters of credit were outstanding under the Credit Facility. Also, at November 10, 1997, there were no borrowings under the Credit Facility as a result of the net proceeds of the recently completed public offering being used to repay all outstanding indebtedness under the Credit Facility.

At the Company's option, the interest rate on any loan under the Credit
Facility may be based on an adjusted prime rate or Eurodollar rate, as defined in the loan agreement. On November 10, 1997, the applicable interest rate was 6.4%. The facility expires on October 2002. The Credit Facility requires the payment of a commitment fee, payable in arrears, based in part on the unused balance and provides for certain restrictions on, among other things, the ability of the Company to incur borrowings, sell assets, acquire assets, make capital expenditures or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios and balance sheet and cash flow leverage ratios, and requires profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

In August 1997, the Company completed a secondary public offering in which it issued 5,175,000 shares of Common Stock at $17.75 per share. The net proceeds of $85.4 million after deducting underwriting discounts, commissions and other offering expenses were used to reduce outstanding debt under the Company's revolving credit agreement by $57.5 million with the remainder to be used for future acquisitions, capital expenditures and working capital. The Company has invested the unused net proceeds in short-term interest bearing securities.

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

The Company has financial obligations related to closure and post-closure monitoring and maintenance of the Company's landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's landfills will be approximately $15.6 million, of which $3.7 million has been accrued as of September 30, 1997. The Company makes an accrual for these costs based on consumed airspace in relation to Management's estimate of total available airspace of the landfills. In addition, the Company has accrued $1.8 million for post-closure obligations as of September 30, 1997.

The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky, West Virginia, Pennsylvania and Maryland disposal facilities. Bonds outstanding at September 30, 1997 were $1.6 million for the Kentucky landfill, $214,000 for the West Virginia landfill, $3.8 million for the Pennsylvania landfill and $220,000 for the Maryland landfill. The bonds are collateralized by irrevocable letters of credit and trust fund deposits. Additionally, the Company has on deposit $204,000 as financial assurance for landfill closure and post-closure obligations for closed disposal areas. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company's Kentucky landfill bonding requirement will increase by $3.0 million for closure and $300,000 for post-closure of the expansion area permitted October 14, 1996 (reissued February 26, 1997). The Company anticipates that the West Virginia bonding requirements will substantially increase when West Virginia's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3.1 million for closure and $3.7 million for post-closure monitoring and care. In connection with the Illinois landfill, which the Company has exercised an option to acquire, the Company has agreed to indemnify a surety providing financial assurance for closure and post-closure care requirements for an unlined landfill located adjacent to the Illinois landfill in the amount of $646,000 in the event the owner of the adjacent landfill defaults on its closure and/or post-closure care obligations. Additional collateral requirements may be imposed upon the Company as a result of additional landfill acquisitions or changes in current regulations which may adversely effect its profitability. The Company anticipates providing financial assurance incrementally, as permitted by regulations, over the life of a facility as disposal cells are constructed and certified for acceptance of waste.


Seasonality and Inflation

The Company's revenues tend to be somewhat higher in the spring and summer months. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months, and (ii) the volume of industrial and residential waste in the regions in which the Company operates tends to decrease during the winter months. In addition, particularly harsh weather conditions may affect the Company's operations by interfering with collection, transportation, and disposal operations, delaying the development of landfill capacity, and/or reducing the volume of waste generated by the Company's customers.

The Company believes that inflation and changing prices have not had, and are not expected to have, any material adverse effect on its results of operations in the near future.


PART II
OTHER INFORMATION

Item 2.  Changes in Securities

     (c)   Private Placements:

         On July 9, 1997, Super Kwik, Inc., a wholly owned subsidiary of the Company, acquired Reuben Smith Removal Service, Inc., pursuant to the terms of an Asset Purchase Agreement. Consideration for the acquisition included the assumption of approximately $574,000 of debt and the issuance of 92,369 unregistered shares of common stock of the Company, par value $.01 per share, to the sellers.

         On August 14, 1997, the Company completed its merger with Waste X and approximately 216,667 unregistered shares of the Company's common stock, par value $.01 per share, were issued in exchange for all issued and outstanding shares of Waste X. An additional issuance of common stock of up to 30% of the total consideration given may be issuable pending the resolution of certain contingencies.

         On August 20, 1997, the Company acquired all of the outstanding shares of stock of Soil Remediation of Philadelphia, Inc., pursuant to the terms of an Agreement for the Sale and Purchase of Stock. Consideration for the acquisition included the issuance of 270,000 unregistered shares of common stock of the Company, par value $.01 per share, to the sellers.

         Under the Waste X private placements described above, the Company has agreed to register the Shares for resale under the Securities Act of 1933 (the "Act") under certain conditions. The sale of the Shares was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placements may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27  Financial Data Schedule (Electronic filed only)


     (b)  Current Reports on Form 8-K or 8-K/A:

     On July 10, 1997, the Company filed a report on Form 8-K/A, dated July 2, 1996 related to the acquisition of Allied Environmental Services, Inc., to adjust previously provided pro forma financial information and provide certain other changes as requested by the Securities and Exchange Commission ("SEC").

     On July 10, 1997, the Company filed a report on Form 8-K/A, dated September 27, 1996 related to the acquisition of Super Kwik, Inc. and Waste Maintenance Services, Inc., to adjust previously provided pro forma financial information and provide certain other changes as requested by the Securities and Exchange Commission ("SEC").

     On July 10, 1997, the Company filed a report on Form 8-K/A, dated December 10, 1996 related to the acquisition of R&A Bender, Inc. and R&A Bender Property, Ltd., to adjust previously provided pro forma financial information and provide certain other changes as requested by the Securities and Exchange Commission ("SEC").

     On July 10, 1997, the Company filed a report on Form 8-K/A, dated January 31, 1997 related to the acquisition of the Donno Company, Inc., Suffolk Waste Systems, Inc. and Residential Services, Inc. and N.R.T. Realty Corporation, to adjust previously provided pro forma financial information and provide certain other changes as requested by the Securities and Exchange Commission ("SEC").

     On July 10, 1997, the Company filed a report on Form 8-K/A, dated March 31, 1997 related to the acquisition of Apex Wastes Services, Inc., to adjust previously provided pro forma financial information and provide certain other changes as requested by the Securities and Exchange Commission ("SEC").

     On July 11, 1997, and July 25, 1997, the Company filed reports on Form 8-K/A, Amendment No. 1 and Amendment No. 2, respectively, dated May 12, 1997, under Item 7, to provide audited financial statements of the businesses acquired for the year ended December 31, 1996, certain unaudited interim financial statements, unaudited pro forma financial information for the year ended June 30, 1996, and the nine months ended March 31, 1997, with respect to its acquisition of KC Waste Services, Inc., Curbside Leasing, Inc., Waste Services, Inc., New York Waste Services, Inc. and Long Island Waste Services, Inc.

     The Company filed a report on Form 8-K, dated August 15, 1997, under Item 2, to report the acquisition of Harford Disposal, Inc. and Pappy, Inc. Financial statements of Pappy, Inc. and pro forma financial information of the Company required under "Item 7. Financial Statements and Exhibits" were filed on Form 8-K/A Amendment No. 1 on October 10, 1997.

     The Company filed a report on Form 8-K, dated August 20, 1997, under Item 2, to report the acquisition of the outstanding shares of stock of Soil Remediation of Philadelphia, Inc. ("SRP"). Financial statements of SRP and pro forma financial information of the Company required under "Item 7. Financial Statements and Exhibits" were filed on Form 8-K/A Amendment No. 1 on November 3, 1997.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



          EASTERN ENVIRONMENTAL SERVICES, INC.


          BY:    /s/ Louis D. Paolino, Jr.
               --------------------------------------------
                 Louis D. Paolino, Jr., Chairman


          BY:    /s/ Gregory M. Krzemien
               ----------------------------------------
                 Gregory M. Krzemien, Chief Financial Officer



DATE:   November 13, 1997