Form 10-Q
period 1997-12-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1998-02-17
CIK 815272

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 1997              COMMISSION FILE NO. 0-16102


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

          As of February 10, 1998   23,058,249 Shares of Common Stock

================================================================================

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1997



                                   CONTENTS

                                                                         PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 1997
     and June 30, 1997 (Restated)                                          1

   Condensed Consolidated Statements of Operations for the three
     months ended December 31, 1997 and 1996 (Restated)                    3

   Condensed Consolidated Statements of Operations for the six
     months ended December 31, 1997 and 1996 (Restated)                    4

   Condensed Consolidated Statement of Stockholders' Equity
     for the six months ended December 31, 1997                            5

   Condensed Consolidated Statements of Cash Flows for the
     six months ended December 31, 1997 and 1996 (Restated)                6

   Notes to Condensed Consolidated Financial Statements                    7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10

PART II - OTHER INFORMATION

Item 2 - Changes in Securities                                            15
Item 6 - Exhibits and Reports on Form 8-K                                 16

                        PART I - FINANCIAL INFORMATION
                          Item 1 Financial Statements

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)






                                                               DECEMBER 31,      JUNE 30,
                           ASSETS                                  1997            1997
                                                             ---------------  -------------
                                                                                (RESTATED)
Current assets:
 Cash and cash equivalents                                      $  5,231,625   $  4,327,824
 Accounts receivable, less allowance for doubtful
   accounts of $2,660,000 and $1,938,000                          21,689,297     14,995,160
 Deferred income taxes                                             1,410,000      3,369,014
 Prepaid expenses and other current assets                         3,660,110      4,891,017
                                                             ---------------  -------------
Total current assets                                              31,991,032     27,583,015

Property and equipment:
 Land                                                             12,200,635      7,356,298
 Landfill sites                                                   84,504,765     33,780,283
 Buildings and leasehold improvements                             10,141,599      7,337,783
 Vehicles                                                         30,789,474     23,569,507
 Machinery and equipment                                          25,842,594     19,960,249
 Furniture and fixtures                                            2,180,206      1,536,847
                                                             ---------------  -------------
Total property and equipment                                     165,659,273     93,540,967
Accumulated depreciation and amortization                         30,663,542     25,222,460
                                                             ---------------  -------------
                                                                 134,995,731     68,318,507

Excess cost over fair market value of net assets acquired,
 net of $1,656,000 and $875,000 accumulated amortization          71,285,712     60,302,159

Other intangible assets, net of $5,323,000 and
 $3,550,000 accumulated amortization                              14,412,328      6,594,967

Notes receivable from shareholders/officers                          432,902        432,902

Other assets (including $556,000 and $533,000 of restricted
 cash on deposit for landfill closure and
 insurance bonding)                                                3,052,190      2,476,576
                                                             ---------------  -------------
TOTAL ASSETS                                                    $256,169,895   $165,708,126
                                                             ===============  =============


                                                               DECEMBER 31,      JUNE 30,
            LIABILITIES AND STOCKHOLDERS' EQUITY                   1997            1997
                                                             ---------------  -------------
                                                                                (RESTATED)
Current liabilities:
  Accounts payable                                             $  7,439,366    $  9,067,337
  Accrued expenses and other current liabilities                 12,990,512      10,967,045
  Income taxes payable                                               63,446         773,218
  Current portion of accrued landfill closure and other
   environmental costs                                            2,078,000       2,228,000
  Current portion of long-term debt                               1,235,245       2,075,059
  Current portion of capital lease obligations                    1,238,789       1,474,656
  Deferred revenue                                                3,452,693       2,968,306
                                                             ---------------  -------------
Total current liabilities                                        28,498,051      29,553,621

Deferred income taxes                                             2,880,576       5,716,590
Long-term debt, net of current portion                           51,197,650      59,608,730
Capital lease obligations, net of current portion                 1,258,993       1,843,914
Accrued landfill closure and other environmental costs           11,318,127       6,891,219
Other liabilities                                                13,221,023       9,151,246

Stockholders' equity:
  Common stock, $.01 par value:
   Authorized shares - 50,000,000
   Issued and outstanding shares 22,991,532 and 16,867,987          229,915         168,680
  Additional paid-in capital                                    140,994,498      50,119,596
  Retained earnings                                               6,647,321       2,730,789
                                                             ---------------  -------------
                                                                147,871,734      53,019,065
  Less treasury stock at cost - 39,100 common shares                (76,259)        (76,259)
                                                             ---------------  -------------
Total stockholders' equity                                      147,795,475      52,942,806
                                                             ---------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $256,169,895    $165,708,126
                                                             ===============  =============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                 ---------------------------
                                                     1997            1996
                                                 ---------------  ----------
                                                                  (RESTATED)
Revenues                                          $39,104,944    $23,475,598
Cost of revenues                                   24,078,355     17,328,599
Selling, general and administrative expenses        5,712,901      2,996,648
Depreciation and amortization                       3,041,203      1,253,144
Merger costs                                        2,225,000             --
                                                 ---------------  ----------

Operating income                                    4,047,485      1,897,207

Interest expense, net                                (278,628)      (549,297)
Other income (expense)                                 94,811         95,738
                                                 ---------------  ----------
Income before income taxes                          3,863,668      1,443,648

Income tax expense - See Note 5                     1,742,000         32,978
                                                 ---------------  ----------

Net income                                        $ 2,121,668    $ 1,410,670
                                                 ===============  ==========

Basic earnings per share                                 $.09           $.10
                                                 ===============  ==========


Weighted average number of shares outstanding      22,844,793     14,499,545
                                                 ===============  ==========


Diluted earnings per share                               $.09           $.09
                                                 ===============  ==========

Weighted average number of shares outstanding      24,400,127     15,337,261
                                                 ===============  ==========

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       SIX MONTHS ENDED
                                                         DECEMBER 31,
                                                   ------------------------
                                                       1997          1996
                                                   ------------   ---------
                                                                 (RESTATED)
Revenues                                          $77,959,150    $41,348,532
Cost of revenues                                   49,437,429     31,139,743
Selling, general and administrative expenses       11,455,113      5,512,913
Depreciation and amortization                       5,424,432      1,966,010
Merger costs                                        2,725,000      1,856,340
                                                  -----------    -----------

Operating income                                    8,917,176        873,526

Interest expense, net                                (977,794)      (688,313)
Other income (expense)                                273,564         86,271
                                                  -----------    -----------
Income before income taxes                          8,212,946        271,484

Income tax expense - See Note 5                     3,556,000        712,992
                                                  -----------    -----------

Net income (loss)                                 $ 4,656,946    $  (441,508)
                                                  ===========    ===========


Basic earnings (loss) per share                          $.21          $(.03)
                                                  ===========    ===========

Weighted average number of shares outstanding      21,681,129     13,640,798
                                                  ===========    ===========


Diluted earnings (loss) per share                        $.20          $(.03)
                                                  ===========    ===========

Weighted average number of shares outstanding      23,228,066     13,640,798
                                                  ===========    ===========

                     EASTERN ENVIRONMENTAL SERVICES, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                             ADDITIONAL
                                  COMMON       PAID-IN       RETAINED     TREASURY
                                   STOCK       CAPITAL       EARNINGS      STOCK         TOTAL
                                ---------   -----------    -----------  ----------    ---------
Balance at
 June 30, 1997 (Restated)         $168,680  $ 50,119,596    $2,730,789    $(76,259)  $ 52,942,806

Exercise of
 common stock
 options and warrants                3,537     1,739,707            --          --      1,743,244

Income tax benefit from
 exercise of non-qualified
 stock options                          --     1,245,469            --          --      1,245,469

Proceeds from sale of
 5,175,000 shares
 of common stock,
 less commissions and
 issuance expenses of
 $6,579,880                         51,750    85,224,620            --          --     85,276,370

Common stock issued for
 acquisition accounted for as
  a pooling of interests             2,167       140,833            --          --        143,000

Revaluation of common
 stock issued in purchase
 acquisition                            --    (2,203,966)           --          --     (2,203,966)

Transactions of pooled
 company                                --            --      (617,150)         --       (617,150)

Common stock issued
 to satisfy debt obligation            158       291,421            --          --        291,579

Common stock issued
 in purchase acquisitions            3,623     4,436,818            __          --      4,440,441

Dividends paid to former
 stockholders of pooled companies       --            --      (123,264)         --       (123,264)

Net income                              --            --     4,656,946          --      4,656,946
                                 ---------  ------------   -----------  ----------   ------------
Balance at
 December 31, 1997                $229,915  $140,994,498    $6,647,321    $(76,259)  $147,795,475
                                 =========  ============   ===========  ==========   ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                         -----------------------------
                                                               1997           1996
                                                         --------------   ------------
                                                                          (RESTATED)
OPERATING ACTIVITIES
Net income (loss)                                         $  4,656,946   $   (441,508)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                             5,424,432      1,966,010
   Provision for losses on receivables                         711,864        431,567
   Landfill closure costs                                      350,499         95,195
   Deferred income taxes                                      (680,000)       651,561
   Gain on sale of property and equipment                      (79,188)          (399)
   Changes in operating assets and liabilities:
    Accounts receivable                                     (3,992,720)    (3,501,548)
    Accounts payable                                        (3,056,022)       291,729
    Accrued expenses                                        (3,102,569)     1,680,057
    Income taxes                                               405,747         (2,600)
    Deferred revenue                                           421,595      1,035,536
    Prepaid expenses and other current assets                1,111,782        342,966
    Other                                                     (441,563)      (201,447)
                                                         -------------   ------------
Net cash provided by operating activities                    1,730,803      2,347,119

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired            (44,082,331)   (34,309,203)
Proceeds from sale of property and equipment                   605,501         28,476
Development of landfill sites                               (5,259,781)    (1,275,711)
Purchase of property and equipment                          (9,778,577)    (3,054,802)
Payments for intangibles                                      (816,713)      (540,000)
Landfill closure and insurance bonding deposits               (549,650)       (79,802)
                                                         -------------   ------------
Net cash used in investing activities                      (59,881,551)   (39,231,042)

FINANCING ACTIVITIES
Proceeds from revolving line of credit, long-term debt
 and capital lease obligations                              35,622,082     34,706,083
Payments on revolving line of credit, long-term debt
 and capital lease obligations                             (63,463,883)    (6,264,533)
Payments on note payable to shareholder/officer                     --        (31,000)
Proceeds from the incorporation of Apex                             --      3,250,000
Proceeds from issuance of common stock, net of
 expenses and commissions                                   87,019,614     10,221,503
Cash dividends paid to former stockholders of
 pooled companies                                             (123,264)      (270,405)
                                                         -------------   ------------
Net cash provided by financing activities                   59,054,549     41,611,648
                                                         -------------   ------------
Net increase in cash and cash equivalents                      903,801      4,727,725
Cash and cash equivalents at beginning of period             4,327,824      1,706,965
                                                         -------------   ------------
Cash and cash equivalents at end of period                $  5,231,625   $  6,434,690
                                                         =============   ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Eastern Environmental Services, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated the previously issued financial statements for the three months and six months ended December 31, 1996 to reflect mergers with the Donno Company, Inc. and Affiliates ("Donno"), on January 31, 1997, Apex Waste Services, Inc. ("Apex"), on March 31, 1997, and Hamm's Sanitation, Inc., and H.S.S., Inc. ("Hamm's") on December 1, 1997 which were accounted for using the "pooling of interests" method. Additionally, the balance sheet at June 30, 1997, has been restated to reflect the Hamm's merger. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128, replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3.   BUSINESS COMBINATIONS

From July 2, 1996 to December 31, 1997, the Company expanded its waste collection and hauling operations through the acquisition of twenty five businesses. The aggregate of these business acquisitions is significant to the company. Twenty of the twenty five acquisitions completed were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over forty years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and are finalized within one year from the date of acquisition.

On July 9, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Reuben Smith Rubbish Removal Service, Inc. ("Reuben Smith") in exchange for 92,369 unregistered shares of the Company's common stock and the assumption of $574,000 of debt. Reuben Smith, which conducts a waste collection business in Atlantic City, New Jersey, was integrated into Super Kwik, the Company's southern New Jersey regional collection operation. This transaction was accounted for as a purchase.

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

On August 14, 1997, the Company completed its merger with Waste X and approximately 216,667 unregistered shares of the Company's common stock were issued in exchange for all outstanding stock of Waste X. An additional issuance of the Company's common stock of up to 30% of the total consideration given may be issuable pending the resolution of certain specific and general contingencies. Waste X operates a municipal solid waste collection business in the Miami and Ft. Lauderdale, Florida markets and was integrated into the Company's South Florida regional operation. The transaction has been accounted for using the pooling of interests method, and accordingly, the accompanying condensed consolidated financial statements include the accounts of Waste X for the three months and six months ended December 31, 1997. Periods prior to the consummation of the merger were not restated to include the accounts and operations of Waste X as combined results are not materially different from the results as presented.

On December 1, 1997, the Company completed its merger with Hamm's Sanitation, Inc., and H.S.S., Inc. (collectively "Hamm's") and 715,032 unregistered shares of the Company's common stock were issued in exchange for all the outstanding stock of Hamm's. Hamm's provides municipal solid waste collection services to approximately 21,000 commercial and residential customers in several northwestern New Jersey counties. The transaction has been accounted for using the pooling of interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements include the accounts of Hamm's for all periods presented.

On December 1, 1997, the Company acquired from Delmarva Capital Technology all of the outstanding stock of Pine Grove, Inc. ("Pine Grove"), its wholly owned subsidiary, for approximately $46 million. The purchase price was comprised of approximately $34.3 million in cash and the assumption of approximately $11.7 million of debt. Pine Grove, Inc. owns 100% of the outstanding stock of Pine Grove Landfill, Inc., a 174 acre subtitle D solid waste disposal facility located in east-central Pennsylvania, and Pine Grove Hauling Company, an integrated solid waste collection company servicing residential and commercial customers. This transaction was accounted for using the purchase method of accounting.

On December 31, 1997, the Company acquired substantially all the assets of Berger Waste Management, Inc. ("Berger") in exchange for $200,000 in cash. The assets consisted primarily of vehicles, containers and customer lists. Berger, which conducted a waste collection business in Illinois, was integrated into Olney Sanitary System, Inc., the Company's Illinois collection operation. This transaction was accounted for using the purchase method of accounting.

The combined and separate results of operations of the Company and Hamm's for the six months ended December 31, 1997 were as follows (in thousands):

                        Eastern
Six months ended     Environmental
December 31, 1997    Services, Inc.  Hamm's   Adjustments(1) Combined
-------------------  --------------  -------  -----------    --------
Revenues                    $69,589   $8,370         -         $77,959
Net income                  $ 5,569   $1,038   $(1,950)        $ 4,657

(1) merger costs relating to the acquisition of Hamm's of $1,950,000.

Combined and separate results of operations of the Company, the Donno Companies, Apex, and Hamm's for the six months ended December 31, 1996 were as follows (in thousands):


                         Eastern
Six months ended      Environmental     Donno
December 31, 1996    Services, Inc.   Companies   Apex    Hamm's   Combined
-------------------  ---------------  ---------  -------  -------  ---------
Revenues                    $21,984      $6,537   $4,376   $8,452   $41,349
Net income (loss)           $  (845)     $  146   $  132   $  125   $  (442)

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

5.   INCOME TAXES

The Company has recorded income tax provisions of $1.7 million and $3.6 million for the three and six months ended December 31, 1997 respectively. These provisions primarily relate to the recording of federal and state tax liabilities at statutory rates, adjusted for certain non-deductible items.

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     3 Months Ended                       6 Months Ended
                                               --------------------------            ------------------------
                                               12/31/97          12/31/96            12/31/97        12/31/96
                                               --------          --------            --------        --------
Numerator:
  Net income (loss)                           $  2,121,668      $ 1,410,670         $ 4,656,946     $  (441,508)
                                              ============      ============        ============    ============

Denominator:
  Denominator for basic earnings
    per share-weighted average shares           22,844,793       14,499,545          21,681,129      13,640,798

  Effect of dilutive options and warrants        1,555,334          837,716           1,546,937               -
                                              ------------      -----------         -----------     ------------

Denominator for diluted earnings per
 share                                          24,400,127       15,337,261          23,228,066      13,640,798
                                              ============      ============        ============    ============
Basic earnings (loss) per share                       $.09             $.10                $.21           $(.03)
                                              ============      ============        ============    ============
Diluted earnings (loss) per share                     $.09             $.09                $.20           $(.03)
                                              ============      ============        ============    ============

7.   SUBSEQUENT EVENTS



Subsequent to December 31, 1997, the Company acquired the assets of seven collection companies in separate transactions. Total consideration under the agreements consists of approximately 110,000 unregistered shares of the Company's stock, and cash of approximately $5.1 million to the sellers. These transactions will be accounted for using the purchase method of accounting.

Also subsequent to December 31, 1997, the Company entered into a merger agreement with the shareholders of the Stamato Companies. This transaction is subject to customary due diligence procedures and contain federal and state regulatory approvals. Total consideration under the agreement consists of approximately $31 million of common stock of the Company and the assumption of approximately $8 milion of debt in exchange for all issued and outstanding stock of the Stamato companies. The Stamato companies provide collection services to commercial and residential customers in several nothern New Jersey counties. This transaction is expexted to be accounted for as a pooling of interests.

On February 12, 1998, the Company acquired The Kelly Run Landfill from USA Waste Services, Inc. Consideration under the agreement consisted of 250,000 unregistered shares of common stock of the Company in exchange for all the issued and outstanding shares of Kelly Run Landfill. This transaction will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE
                      SIX MONTHS ENDED DECEMBER 31, 1996.

REVENUES

The Company is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. The Company's revenues for the six months ended December 31, 1997 were comprised of approximately 82% solid waste collection and transportation operations, approximately 10% solid waste disposal operations, and approximately 8% other waste management services.

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

As part of its solid waste collection operations, the Company's six owned or operated transfer stations receive solid waste collected primarily by its various collection operations, compact the waste and transfer it to larger vehicles for transport to landfills. This procedure reduces the Company's costs by improving its use of collection personnel and equipment.

The Company's solid waste landfills earn revenues from disposal fees charged to third parties and from disposal fees charged to the Company's collection and transportation operations that dispose of solid waste at the Company's landfills. These landfills receive solid waste from the Company's own collection companies and transfer stations, as well as from independent collection operators. For the six months ended December 31, 1997, approximately 23% of the Company's revenue generated from collection operations represented solid waste collected by the Company that was delivered for disposal at its own landfills, and approximately 31% of the Company's revenue generated from landfill disposal operations represented solid waste disposed of at the Company's landfills that was delivered by the Company.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management, clerical and administrative salaries and costs and overhead, professional services, facility rentals and associated costs, financial assurance bonding premiums, and costs relating to marketing and sales.

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

At December 31, 1997, capitalized costs related directly to proposed
acquisitions that were not yet consummated were $492,000.   The Company
periodically reviews the future realization of these capitalized project costs and makes provisions against capitalized costs that are associated with projects that are not likely to be completed.

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

Certain direct engineering, legal, permitting, construction, and other costs associated with expansion of landfills, together with related interest costs, are capitalized and are amortized over the estimated useful life of the site using the unit of production method as airspace is consumed. Successful permitting of additional landfill disposal capacity improves the Company's profitability by increasing the airspace over which the Company may amortize capitalized costs of the landfill. At December 31, 1997, capitalized costs related directly to the acquisition and expansion of existing and future landfills and cell development were $84.5 million.

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

TAXES

The tax provision of $3.6 million for the six months ended December 31, 1997, principally relates to the recording of federal and state tax liabilities at statutory rates, adjusted for certain non-deductible items. The tax provision at December 31, 1996, principally relates to the completion of the merger with Super Kwik, Inc., and reflects the recording of a deferred tax liability as of the date of the merger, the date Super Kwik's S Corporation election was terminated.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE
                      SIX MONTHS ENDED DECEMBER 31, 1996.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues.

                                                 SIX MONTHS ENDED
                                                   DECEMBER 31,
                                                   ------------
                                               1997          1996
                                            ---------     ----------
                                                          (RESTATED)
Revenues                                        100.0       100.0

Cost of revenues                                 63.4        75.3
Selling, general and administrative expenses     14.7        13.3
Depreciation and amortization                     7.0         4.8
Merger costs                                      3.5         4.5
                                            ---------     ----------

Operating income                                 11.4         2.1

Interest expense, net                            (1.3)       (1.7)
Other income (expense)                            0.4         0.2
                                            ---------     ----------

Income before income taxes                       10.5         0.6

Income tax expense                                4.5         1.7
                                            ---------     ----------
Net income (loss)                                 6.0        (1.1)
                                            =========     ==========

Revenues for the six months ended December 31, 1997, were $78.0 million compared to $41.3 million for the six months ended December 31, 1996, an increase of $36.7 million, or 89%. The principal factor affecting the increase in revenues was the impact of acquisitions accounted for as purchases made in the past twelve months, primarily consisting of Pappy's, Inc., Pine Grove, Inc., and several solid waste collection companies in the New York and Florida markets, which contributed aggregate revenues of $19.7 million for the six months ended December 31, 1997. The acquisitions of Super Kwik, Inc., Donno Company, Inc., and Hamm's which have been accounted for as poolings of interests, contributed revenue of $29.0 million for the six months ended December 31, 1997 compared to $26.5 million for the six months ended December 31, 1996, an increase of $2.5 million. Additionally, Apex Waste Services, Inc. contributed revenues of $8.7 million for the six months ended December 31, 1997, as compared to $4.4 million for the six months ended December 31, 1996. The primary reason for this increase is that, although this was accounted for as a pooling of interests, Apex did not commence operations until October 1, 1996, thus it had no impact on the revenues or expenses of the Company for the quarter ended September 30, 1996. Also, because R&A Bender, Inc. was acquired December 10, 1996, it contributed only $526,000 to revenues for the six months ended December 31, 1996, as compared to revenues of $4.4 million for the six months ended December 31, 1997.

Cost of revenues for the six months ended December 31, 1997, were $49.4 million compared to $31.1 million for the six months ended December 31, 1996, an increase of $18.3 million. Cost of revenues as a percentage of revenues for the six months ended December 31, 1997, was 63.4% compared to 75.3% for the same period in fiscal 1997. This decrease in percentage was primarily due to (1) the acquisition by the Company of three landfills, which operate at higher margins than the Company's other operations, (2) economies of scale relating to the Company's increase in size over the period, and (3) operating efficiencies.

Selling, general and administrative expenses for the six months ended December 31, 1997, were $11.5 million compared to $5.5 million for the six months ended December 31, 1996, an increase of $6.0 million or 109%. These expenses as a percentage of revenues for the six months ended December 31, 1997, were 14.7% compared to 13.3% for the same period in fiscal 1997. The slight increase as a percentage of revenues reflects the increased infrastructure, including accounting, finance, legal and administration, necessary to integrate the acquisitions consummated. This increase was partially offset by the elimination of redundant overhead as acquisitions in certain geographic areas are consolidated.

Depreciation and amortization totaled $5.4 million, or 7.0% of revenues, for the six months ended December 31, 1997, versus $2.0 million, or 4.8% of revenues, for the same period in fiscal 1997. This increase was primarily due to increased depreciation and landfill amortization as a result of businesses and assets acquired as well as amortization of goodwill and other intangibles associated with the acquisitions.

Merger costs incurred during the six months ended December 31, 1997, were $2.7 million, related to the acquisitions of Waste X Services, Inc., a solid waste collection company acquired on August 14, 1997, Hamm's, acquired on December 1, 1997, and an additional charge for Apex, which was acquired on March 31, 1997. These acquisitions were accounted for as poolings of interests. Merger costs for the same period in fiscal 1997 were $1.9 million and related to the acquisition of Super Kwik, Inc.

The tax provision of $3.6 million for the six months ended December 31, 1997, principally relates to the recording of federal and state tax liabilities at statutory rates, adjusted for certain non-deductible items. The tax provision for the six months ended December 31, 1996, principally relates to the completion of the merger with Super Kwik, Inc., and reflects the recording of a deferred tax liability as of the date of the merger, the date Super Kwik's S Corporation election was terminated.


 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
                   THE THREE MONTHS ENDED DECEMBER 31, 1996

As a result of the factors discussed above, the results of operations for the three months ended December 31, 1997, compared to the three months ended December 31, 1996, reflects an increase in revenues of $15.6 million. Additionally, net income for the three months ended December 31, 1997 was $2.1 million as compared to $1.4 million for the same period in fiscal 1997.

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

As of December 31, 1997, the Company had working capital of $3.5 million, including cash and cash equivalents of $5.2 million. For the first six months of fiscal 1998, net cash provided by operations was approximately $1.7 million, net cash provided by financing activities was approximately $59.1 million (including net proceeds of $85.3 million from the Company's recently completed public offering of common stock) and net cash used in investing activities was approximately $59.9 million resulting in an increase in cash and cash equivalents of $0.9 million during this period. Capital expended during the period, included: (1) $44.9 million relating to acquisitions, (2) $9.8 million for the purchase of operating equipment and real estate, and (3) $5.2 million related to the permitting and development of landfill space.

On September 25, 1996, the Company entered into a revolving credit facility with BankBoston, N.A. (formerly known as First National Bank of Boston) and Bank of America Illinois to provide for borrowings up to $30 million (the ''Credit Facility''). The Credit Facility, which was increased to $50 million on January 27, 1997 and to $100 million on May 8, 1997 (revised in October 1997 to provide borrowings up to $150 million pursuant to the revised and expanded credit agreement), is available for repayment of debt, funding of acquisitions, working capital, and for up to $50 million in letters of credit. As of February 10, 1998, approximately $17.3 million in letters of credit were outstanding under the Credit Facility. Also, at February 10, 1998, there were $37 million of borrowings under the Credit Facility.

At the Company's option, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as defined in the loan agreement. On February 10, 1998, the applicable interest rate was 6.37%. The facility expires on October 2002. The Credit Facility requires the payment of a commitment fee, payable in arrears, based in part on the unused balance and provides for certain restrictions on, among other things, the ability of the Company to incur borrowings, sell assets, acquire assets, make capital expenditures or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios and balance sheet and cash flow leverage ratios, and requires profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

In August 1997, the Company completed a secondary public offering in which it issued 5,175,000 shares of Common Stock at $17.75 per share. The net proceeds of $85.3 million after deducting underwriting discounts, commissions and other offering expenses were used to reduce outstanding debt under the Company's revolving credit agreement by $57.5 million with the remainder used for acquisitions, capital expenditures and working capital.

To date the Company has required substantial amounts of capital and it expects to continue to expend substantial amounts to support its acquisition program and the expansion of its disposal and transportation operations. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $25 million for the year ending June 30, 1998.
The Company has addressed its capital needs through private and public offerings of Common Stock and by establishing a revolving credit facility. The Company believes that the revolving credit facility, the funds expected to be generated from operations, the net proceeds of the recently completed public offering and possible future equity offerings will provide adequate cash to fund the Company's working capital and other cash needs for the foreseeable future.

The Company has financial obligations related to closure and post-closure monitoring and maintenance of the Company's landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's landfills will be approximately $19.3 million, of which $4.1 million has been accrued as of December 31, 1997. The Company makes an accrual for these costs based on consumed airspace in relation to Management's estimate of total available airspace of the landfills. In addition, the Company has accrued $3.5 million for post-closure obligations as of December 31, 1997.

The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky, West Virginia, Pennsylvania, Florida, and Maryland disposal facilities. Bonds outstanding at December 31, 1997 were $1.7 million for the Kentucky landfill, $214,000 for the West Virginia landfill, $7.2 million for the Pennsylvania landfills, and $220,000 for the Maryland landfill. The bonds are collateralized by irrevocable letters of credit and trust fund deposits. Additionally, the Company has on deposit $430,000 as financial assurance for landfill closure and post-closure obligations for closed disposal areas. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company's Kentucky landfill bonding requirement will increase by $3.0 million for closure and $300,000 for post-closure of the expansion area permitted October 14, 1996 (reissued February 26, 1997). The Company anticipates that the West Virginia bonding requirements will substantially increase when West Virginia's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3.1 million for closure and $3.7 million for post-closure monitoring and care. In connection with the Illinois landfill, which the Company has exercised an option to acquire, the Company has agreed to indemnify a surety providing financial assurance for closure and post-closure care requirements for an unlined landfill located adjacent to the Illinois landfill in the amount of $646,000 in the event the owner of the adjacent landfill defaults on its closure and/or post-closure care obligations. Additional collateral requirements may be imposed upon the Company as a result of additional landfill acquisitions or changes in current regulations which may adversely effect its profitability. The Company anticipates providing financial assurance incrementally, as permitted by regulations, over the life of a facility as disposal cells are constructed and certified for acceptance of waste.

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


PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

  (C)      Private Placements:

     On December 1, 1997, the Company completed its merger with Hamm's Sanitation, Inc. ("Hamm's") and H.S.S., Inc. ("H.S.S.") with 715,032 shares of common stock of the Company, par value $.01 per share issued in exchange for all issued and outstanding shares of Hamm's and H.S.S.

     Under the private placements described above, the Company has agreed to register one-third of the Shares for resale under the Securities Act of 1933 (the "Act"). The sale of the Shares was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placements may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.65 First Amendment dated November 18, 1997 to the Amended and Restated Revolving Credit Agreement dated October 27, 1997 between the Company, its subsidiaries, Bank Boston, N.A., Banque Paribas, Bank of America National Trust and Savings Association, Fleet Bank, N.A., and Summit Bank.

          10.66 Amendment No. 1 to Amended and Restated Employment Contract dated December 17, 1997 by and between the Company and Dennis
                 M. Grimm.

          10.67  Eastern Environmental Services, Inc. 1997 Stock Option Plan.

          27     Financial Data Schedules (Electronic filed only).



     (b)  Current Reports on Form 8-K or 8-K/A:

          On October 10, 1997, the Company filed a report on Form 8-K/A dated August 15, 1997, under Item 7, to provide audited financial statements of the businesses acquired for the year ended December 31, 1996 and unaudited pro forma financial information for the year ended June 30, 1997 with respect to its acquisition of Pappy, Inc.

          The Company filed reports on Form 8-K, dated October 17, 1997 and December 1, 1997 under Item 2, to report the pending and completed acquisition of the outstanding shares of stock of Pine Grove, Inc. Financial statements of Pine Grove, Inc. and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A Amendment No. 1 on February 17, 1998.

          The Company filed a report on Form 8-K, dated October 27, 1997, under
          Item 5, to report a revision to the Company's existing Revolving Credit Facility.

          On November 3, 1997, the Company filed a report on Form 8-K/A dated August 20, 1997, under Item 7, to provide audited financial statements of the business acquired for the year ended December 31, 1996 and certain unaudited pro forma financial information for the year ended June 30, 1997 with respect to its acquisition of Soil Remediation of Philadelphia, Inc. ("SRP").

          The Company filed a report on Form 8-K, dated December 1, 1997, under
          Item 2, to report the acquisition and merger with Hamm's Sanitation, Inc. ("Hamm's") and H.S.S., Inc. ("H.S.S."). Historic financial statements of the businesses acquired and pro forma financial information of the Company were not required due to the transaction being below the financial statement filing requirements as per applicable regulations under the Securities Exchange Act of 1934.

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



          EASTERN ENVIRONMENTAL SERVICES, INC.


          BY: /s/ Louis D. Paolino, Jr.
             --------------------------------------------
             Louis D. Paolino, Jr., Chairman


          BY: /s/ Gregory M. Krzemien
             ----------------------------------------
             Gregory M. Krzemien, Chief Financial Officer


DATE:   February 17, 1998

                                 EXHIBIT INDEX

       Exhibit
       No.       Description
       -------   -----------

       10.65 First Amendment dated November 18, 1997 to the Amended and Restated Revolving Credit Agreement dated October 27, 1997 between the Company, its subsidiaries, Bank Boston, N.A., Banque Paribas, Bank of America National Trust and Savings Association, Fleet Bank, N.A., and Summit Bank.

       10.66 Amendment No. 1 to Amended and Restated Employment Contract dated December 17, 1997 by and between the Company and Dennis
                 M. Grimm.

       10.67     Eastern Environmental Services, Inc. 1997 Stock Option Plan.

       27        Financial Data Schedules (Electronic filed only).