Form 10-Q
period 1998-03-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1998-05-14
CIK 815272

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998               COMMISSION FILE NO. 0-16102


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

             As of May 11, 1998  25,159,507 Shares of Common Stock


================================================================================

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997



                                   CONTENTS

                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1998            2
     and December 31, 1997 (Restated)

   Condensed Consolidated Statements of Operations for the three     4
     months ended March 31, 1998 and 1997 (Restated)

   Condensed Consolidated Statement of Stockholders' Equity          5
     for the three months ended March 31, 1998

   Condensed Consolidated Statements of Cash Flows for the           6
     three months ended March 31, 1998 and 1997

   Notes to Condensed Consolidated Financial Statements              7

Item 2 - Management's Discussion and Analysis of                    11
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2 - Changes in Securities                                      15
Item 4 - Submission of Matters to a vote of Security Holders        16
Item 6 - Exhibits and Reports on Form 8-K                           17

                        PART I - FINANCIAL INFORMATION
                          ITEM 1 FINANCIAL STATEMENTS

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         MARCH 31,     DECEMBER 31,
                             ASSETS                                        1998            1997
                                                                       -----------    ---------------
                                                                                         (RESTATED)
Current assets:
  Cash and cash equivalents                                            $  4,660,333    $  6,692,627
  Accounts receivable, less allowance for doubtful
    accounts of $3,250,000  and $2,869,000                               27,434,090      26,267,643
  Deferred income taxes                                                   1,833,253       1,410,000
  Prepaid expenses and other current assets                               7,457,376       4,913,052
                                                                       ------------    ------------
Total current assets                                                     41,385,052      39,283,322
Property and equipment:
  Land                                                                   12,166,541      12,377,629
  Landfill sites                                                         98,983,078      84,710,540
  Buildings and leasehold improvements                                   12,914,492      10,400,392
  Vehicles                                                               47,758,312      45,969,093
  Machinery and equipment                                                31,437,660      29,397,545
  Furniture and fixtures                                                  2,555,380       2,394,509
                                                                       ------------    ------------
Total property and equipment                                            205,815,463     185,249,708
Accumulated depreciation and amortization                                43,355,879      40,024,060
                                                                       ------------    ------------
                                                                        162,459,584     145,225,648

Excess cost over fair market value of net assets acquired,
  net of $2,139,000 and $1,656,000 accumulated amortization              81,653,339      71,285,712
Other intangible assets, net of $5,910,000 and
  $5,571,000 accumulated amortization                                    14,929,565      14,545,933
Notes receivable from shareholders/officers                                 442,402         432,902
Other assets (including $1,418,000 and $566,000 of restricted
  cash on deposit for landfill closure and insurance bonding)             4,923,354       3,443,251
                                                                       ------------    ------------
TOTAL ASSETS                                                           $305,793,296    $274,216,768
                                                                       ============    ============

                                                                MARCH 31,      DECEMBER 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                   1998            1997
                                                              ------------   ---------------
                                                                                (RESTATED)
Current liabilities:
   Accounts payable                                            $ 13,874,352    $  9,858,114
   Accrued expenses and other current liabilities                16,461,758      13,457,136
   Income taxes payable                                             876,732         351,761
   Current portion of accrued landfill closure and other
     environmental costs                                          4,056,000       2,278,000
   Current portion of long-term debt                              1,211,327       3,308,245
   Current portion of capital lease obligations                   1,177,139       1,238,789
   Deferred revenue                                               3,514,213       3,661,501
                                                               ------------    ------------
Total current liabilities                                        41,171,521      34,153,546

Deferred income taxes                                             6,242,379       3,068,221
Long-term debt, net of current portion                           62,836,866      55,802,918
Capital lease obligations, net of current portion                 1,021,575       1,258,993
Accrued landfill closure and other environmental costs           14,868,138      11,772,644
Other liabilities                                                19,221,798      13,221,023

Stockholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 150,000,000
     Issued and outstanding shares 25,179,563 and 24,731,765        251,796         247,317
   Additional paid-in capital                                   147,467,268     141,623,620
   Retained earnings                                             12,788,214      13,144,745
                                                               ------------    ------------
                                                                160,507,278     155,015,682
   Less treasury stock at cost - 39,100 common shares               (76,259)        (76,259)
                                                               ------------    ------------
Total stockholders' equity                                      160,431,019     154,939,423
                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $305,793,296    $274,216,768
                                                               ============    ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ---------------------------
                                                     1998           1997
                                                 ------------  -------------
                                                                 (RESTATED)
Revenues                                          $55,192,677    $34,992,954
Cost of revenues                                   34,495,790     23,588,305
Selling, general and administrative expenses        7,022,510      5,623,797
Depreciation and amortization                       4,332,108      1,934,531
Merger costs                                        3,945,000      1,480,452
                                                  -----------    -----------

Operating income                                    5,397,269      2,365,869

Interest expense, net                                (983,498)      (890,613)
Other (expense) income                               (120,400)       475,738
                                                  -----------    -----------
Income before income taxes                          4,293,371      1,950,994

Income tax expense - See Note 5                     3,700,000        457,817
                                                  -----------    -----------

Net income                                        $   593,371    $ 1,493,177
                                                  ===========    ===========


Basic earnings per share                                 $.02           $.09
                                                  ===========    ===========

Weighted average number of shares outstanding      24,950,459     16,485,291
                                                  ===========    ===========


Diluted earnings per share                               $.02           $.08
                                                  ===========    ===========

Weighted average number of shares outstanding      26,438,209     17,571,454
                                                  ===========    ===========

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                         ADDITIONAL
                              COMMON      PAID-IN       RETAINED    TREASURY
                               STOCK      CAPITAL       EARNINGS      STOCK        TOTAL
                             --------   -----------   -----------   ---------  ------------
Balance at
 December 31, 1997            $247,317  $141,623,620  $13,144,745   $(76,259)  $154,939,423

Exercise of
 common stock
 options and warrants            1,480       436,619                                438,099

Common stock issued
 in purchase acquisitions        2,999     5,407,029                              5,410,028

Dividends paid to former
 stockholders of pooled
  companies                                              (949,902)                 (949,902)

Net income                                                593,371                   593,371
                              --------  ------------  -----------   ---------  ------------
Balance at
 March 31, 1998               $251,796  $147,467,268  $12,788,214   $(76,259)  $160,431,019
                              ========  ============  ===========   =========  ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                              1998           1997
                                                           -----------  ------------
OPERATING ACTIVITIES
Net income                                                $    593,371   $ 1,493,177
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                             4,332,108     1,934,531
   Provision for losses on receivables                         761,895       132,624
   Landfill closure costs                                      430,173       123,513
   Deferred income taxes                                     2,653,599       253,867
   Gain on sale of property and equipment                      (18,604)     (468,211)
   Changes in operating assets and liabilities:
     Accounts receivable                                    (1,496,108)      905,297
     Accounts payable                                        1,137,018    (2,792,580)
     Accrued expenses                                        1,591,682     1,853,462
     Income taxes                                              786,872        83,012
     Deferred revenue                                         (147,288)   (1,203,667)
     Prepaid expenses and other current assets                (793,225)      224,631
     Other                                                    (700,267)      547,066
                                                          ------------   -----------
Net cash provided by operating activities                    9,131,226     3,086,722

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired             (5,069,950)           --
Proceeds from sale of property and equipment                   225,077       583,001
Development of landfill sites                               (5,194,326)   (1,179,769)
Purchase of property and equipment                          (4,706,287)   (1,408,482)
Landfill closure and insurance bonding deposits               (536,498)       23,966
                                                          ------------   -----------
Net cash used in investing activities                      (15,281,984)   (1,981,284)

FINANCING ACTIVITIES
Proceeds from revolving line of credit, long-term debt
 and capital lease obligations                              11,600,000            --
Payments on revolving line of credit, long-term debt
 and capital lease obligations                              (6,969,733)   (3,329,493)
Proceeds from issuance of common stock, net of
 expenses and commissions                                      438,099        62,308
Cash dividends paid to former stockholders of
 pooled companies                                             (949,902)      (85,200)
                                                          ------------   -----------
Net cash provided by (used in) financing activities          4,118,464    (3,352,385)
                                                          ------------   -----------
Net decrease in cash and cash equivalents                   (2,032,294)   (2,246,947)
Cash and cash equivalents at beginning of period             6,692,627     7,390,951
                                                          ------------   -----------
Cash and cash equivalents at end of period                $  4,660,333   $ 5,144,004
                                                          ============   ===========

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Eastern Environmental Services, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated the previously issued Statement of Operations for the three months ended March 31, 1997 to reflect mergers with Hamm's Sanitation, Inc., and H.S.S., Inc. ("Hamm's") on December 1, 1997, Bluegrass Containment, Inc. on March 9, 1998, Hudson Jersey Sanitation, Co., West Milford Haulage, Inc. , Frank Stamato & Company, and Specialized Recycling Technologies, Inc. (collectively, "Stamato" or the "Stamato Companies") on March 31, 1998, and Ecology Systems, Inc., Tactical Management, Inc., and Transpro, Inc. (collectively, "Ecology" or the "Ecology Companies") on March 31, 1998 which were accounted for using the "pooling of interests" method. Additionally, the balance sheet at December 31, 1997 has been restated to reflect the Bluegrass, Stamato and Ecology mergers. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Form 8-K filed April 29, 1998.

On April 1, 1998 the Company's Board of Directors resolved to change the Company's fiscal year end from June 30 to December 31. Accordingly, the condensed consolidated financial information included herein is for the three months ended March 31. The Company intends to file a Transition Report on Form 10-K for the period ending December 31, 1997 within 90 days from the date of change.

2.   SIGNIFICANT ACCOUNTING POLICIES

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128, replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the Statement 128 requirements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted Statement 130 effective January 1, 1998 and there was no effect on the Company's Financial Statements upon adoption.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement No. 131"). Statement 131 establishes standards for reporting information about operating segments in annual financial statements that requires that those enterprises report selected information about operating segments in the interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not recognized for interim periods in the initial year of application. The Company believes that the adoption of statement
131 will not have a material effect on the Company's Financial Statements upon adoption.

3.   BUSINESS COMBINATIONS

From July 2, 1996 to March 31, 1998, the Company expanded its waste collection and hauling operations through the acquisition of 33 businesses. The aggregate of these business acquisitions is significant to the company. Twenty-five of the 33 acquisitions completed were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over forty years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and are finalized within one year from the date of acquisition.

On January 1, 1998, the Company acquired substantially all the assets of Lake Region Sanitation in exchange for cash consideration of $60,000. This transaction has been accounted for using the purchase method of accounting.

On January 7, 1998, the Company acquired substantially all the assets of J. Scerbo Company, Recycling Center of New Jersey, Golden Gate Carting Co., Inc., Haulaway, Inc., and S.R.S. Recycling in exchange for 110,095 unregistered shares of the Company's common stock and approximately $4.3 million of cash. The assets consisted primarily of vehicles, containers, and customer lists. These transactions have been accounted for using the purchase method of accounting.

On January 16, 1998, the Company acquired substantially all the assets of Minchoff Sanitation in exchange for cash consideration of $650,000. The assets consisted primarily of vehicles, containers, and customer lists. This transaction has been accounted for using the purchase method of accounting.

On February 12, 1998, the Company acquired Kelly Run Sanitation, Inc. ("Kelly Run Landfill") from USA Waste Services, Inc. Consideration under the agreement consisted of 250,000 unregistered shares of common stock of the Company in exchange for all the issued and outstanding shares of Kelly Run Landfill. This transaction has been accounted for using the purchase method of accounting.

On February 24, 1998, the Company acquired the assets of Red Ball Sanitation Corp. in exchange for 130,000 unregistered shares of the Company's common stock and cash consideration of $500,000. The assets consisted primarily of vehicles, containers, and customer lists. This transaction has been accounted for using the purchase method of accounting.

On March 9, 1998, the Company completed its merger with Bluegrass and 198,224 unregistered shares of the Company's common stock were issued in exchange for all the outstanding stock of Bluegrass. Bluegrass owns and operates a landfill in Louisville, Kentucky. The transaction has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying financial statements include the accounts of Bluegrass for all periods presented.

On March 31, 1998, the Company completed its merger with the Ecology Companies and 155,665 unregistered shares of the Company's common stock were issued in exchange for all the outstanding stock of the Ecology Companies. The Ecology Companies operate a hauling operation located in Lyndhurst, New Jersey. The transaction has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying financial statements include the accounts of the Ecology Companies for all periods presented.

On March 31, 1998, the Company completed its merger with the Stamato Companies and 1,386,344 shares of the Company's common stock were issued in exchange for all the outstanding stock of the Stamato Companies. The Stamato Companies provide municipal solid waste collection services in New Jersey. The transaction has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying financial statements include the accounts of the Stamato Companies for all periods presented.

The combined and separate results of operations of the Company, Hamm's, Bluegrass, Stamato & Ecology for the three months ended March 31, 1998 and 1997 were as follows:

THREE MONTHS ENDED MARCH 31, 1998
                                         Revenues     Net Income
                                        -----------  ------------
Eastern Environmental Services, Inc.    $37,577,102  $ 2,760,636
Hamm's                                    3,897,074      734,408   (1)
Bluegrass                                   454,260      101,235   (1)
Stamato                                   5,929,289   (3,005,423)  (1)
Ecology                                   7,334,952        2,515   (1)
                                        -----------  -----------
Combined                                $55,192,677  $   593,371
                                        ===========  ===========


THREE MONTHS ENDED MARCH 31, 1997
                                        Revenues      Net Income
                                        -----------  ------------
Eastern Environmental Services, Inc.    $19,512,498  $   362,230
Hamm's                                    3,890,987      226,442
Bluegrass                                   293,132      136,304
Stamato                                   5,776,422      701,514
Ecology                                   5,519,915       66,687
                                        -----------  -----------
Combined                                $34,992,954  $ 1,493,177
                                        ===========  ===========


(1) Includes merger costs and related tax provision.

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

5.  INCOME TAXES

The Company recorded a tax provision of $3.7 million for the three months ended March 31, 1998. This provision is comprised of $1.8 million of federal and state taxes at statutory rates, and a $1.9 million one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1998 which were S Corporations prior to the date of the merger. The tax provision at March 31, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the quarter ended March 31, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   3 Months Ended
                                             -------------------------
                                                  3/31/98      3/31/97
                                             -------------  ----------
Numerator:
 Net income                                   $   593,371  $ 1,493,177
                                              ===========  ===========
Denominator:
 Denominator for basic earnings
   per share - weighted average shares         24,950,459   16,485,291

 Effect of dilutive options and warrants        1,487,750    1,086,163
                                              -----------  -----------

Denominator for diluted earnings per share     26,438,209   17,571,454
                                              ===========  ===========
Basic earnings per share                      $       .02  $       .09
                                              ===========  ===========
Diluted earnings per share                    $       .02  $       .08
                                              ===========  ===========

7.  SUBSEQUENT EVENTS

Subsequent to March 31, 1998, the Company acquired the assets of four collection companies in separate transactions. Total consideration under the agreements consists of cash of approximately $2.1 million to the sellers and the assumption of $124,000 of long term debt. These transactions will be accounted for using the purchase method of accounting.

On March 25, 1998, the Company entered into definitive agreements to acquire the stock of Atlantic Waste Disposal, Inc. ("AWD") and Atlantic of New York, Inc. ("Atlantic") for combined cash consideration of approximately $86 million. This acquisition is subject to regulatory approval and the waiver or expiration of a 90 day right of first refusal held by a third party. The acquisition is expected to close by June 30, 1998 and is anticipated to be accounted for using the purchase method of accounting.

The Company entered into a definitive agreement in December 1997 with the City of Bethlehem to acquire certain assets including landfill property for cash consideration of $26.1 million. The assets are currently used by the City of Bethlehem to operate a municipal solid waste landfill. The purchase of the assets, which is subject to Pennsylvania DEP approval of the permit transfer, is anticipated to close by June 30, 1998.

On May 5, 1998, the Company announced it is commencing a public offering of 7,500,000 shares of its common stock. Pursuant to the terms of the offering Prospectus, the Company will offer 7,000,000 shares of its common stock, and a selling stockholder will offer an additional 500,000 shares. The Company has also granted the underwriters an over allotment option for an additional 1,125,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE
                      THREE MONTHS ENDED MARCH 31, 1997.

REVENUES

The Company is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. The Company's revenues for the three months ended March 31, 1998 were comprised of approximately 83% solid waste collection and transportation operations, approximately 13% solid waste disposal operations, and approximately 4% other waste management services.

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

As part of its solid waste collection operations, the Company's seven owned or operated transfer stations receive solid waste collected primarily by its various collection operations, compact the waste and transfer it to larger vehicles for transport to landfills. This procedure reduces the Company's costs by improving its use of collection personnel and equipment.

The Company's solid waste landfills earn revenues from disposal fees charged to third parties and from disposal fees charged to the Company's collection and transportation operations that dispose of solid waste at the Company's landfills. These landfills receive solid waste from the Company's own collection companies and transfer stations, as well as from independent collection operators. For the three months ended March 31, 1998, approximately 40% of the Company's revenue generated from collection operations represented solid waste collected by the Company that was delivered for disposal at its own landfills, and approximately 43% of the Company's revenue generated from landfill disposal operations represented solid waste disposed of at the Company's landfills that was delivered by the Company.

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

At March 31, 1998, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $.6 million. The Company periodically reviews the future realization of these capitalized project costs and makes provisions against capitalized costs that are associated with projects that are not likely to be completed.

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

Certain direct engineering, legal, permitting, construction, and other costs associated with expansion of landfills, together with related interest costs, are capitalized and are amortized over the estimated useful life of the site using the unit of production method as airspace is consumed. Successful permitting of additional landfill disposal capacity improves the Company's profitability by increasing the airspace over which the Company may amortize capitalized costs of the landfill. At March 31, 1998, capitalized costs related directly to the acquisition and expansion of existing and future landfills and cell development were $99.0 million.

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

OTHER (EXPENSE) INCOME

Other income and expense, which includes gains and losses on the sale of equipment, has not historically been material to the Company's results of operations.

TAXES

The Company recorded a tax provision of $3.7 million for the three months ended March 31, 1998. This provision is comprised of $1.8 million of federal and state taxes at statutory rates, and a $1.9 million one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1998 which were S Corporations prior to the date of the merger. The tax provision at March 31, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the quarter ended March 31, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues.

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                             ----------

                                                           1998        1997
                                                         --------  ----------
                                                                   (RESTATED)
          Revenues                                        100.0%      100.0%

          Cost of revenues                                 62.5        67.4

          Selling, general and administrative expenses     12.7        16.1

          Depreciation and amortization                     7.9         5.5

          Merger costs                                      7.1         4.2
                                                         --------  ----------

          Operating income                                  9.8         6.8

          Interest expense, net                            (1.8)       (2.6)

          Other income (expense)                           (0.2)        1.4
                                                         --------  ----------

          Income before income taxes                        7.8         5.6

          Income tax expense                                6.7         1.3
                                                         --------  ----------

          Net income                                        1.1%        4.3%
                                                         ========  ==========

Revenues for the three months ended March 31, 1998 were $55.2 million compared to $35.0 million for the three months ended March 31, 1997, an increase of $20.2 million, or 58%. The principal factor affecting the increase in revenues was the impact of acquisitions accounted for as purchases made in the past twelve months, primarily consisting of Pappy, Inc., Pine Grove, Inc., Kelly Run Sanitation, Inc. and several solid waste collection companies in the New York, New Jersey and Florida markets, which contributed aggregate revenues of $14.0 million for the three months ended March 31, 1998. The acquisitions accounted for as poolings of interests (Super Kwik, Apex, Donno, Hamm's, Bluegrass, Stamato, and Ecology) contributed revenues of $31.7 million for the three months ended March 31, 1998 compared to $28.2 million for the same period in 1997, an increase of $3.5 million. An additional $1.8 million of revenue was generated in the three months ended March 31, 1998 from two transfer stations which were not in operation during the three months ended March 31, 1997.

Cost of revenues for the three months ended March 31, 1998, were $34.5 million compared to $23.6 million for the three months ended March 31, 1997, an increase of $10.9 million. Cost of revenues as a percentage of revenues for the three months ended March 31, 1998, was 62.5 % compared to 67.4% for the same period in 1997. This decrease in percentage was primarily due to (1) the acquisition by the Company of three landfills, which operate at higher margins than the Company's other operations, (2) economies of scale relating to the Company's increase in size over the period, and (3) operating efficiencies.

Selling, general, and administrative expenses for the three months ended March 31, 1998, were $7.0 million compared to $5.6 million for the three months ended March 31, 1997, an increase of $1.4 million or 25%. These expenses as a percentage of revenues for the three months ended March 31, 1998, were 12.7 % compared to 16.1 % for the same period in 1997. The decrease as a percentage of revenues reflects the elimination of redundant overhead as acquisitions in certain geographic areas are consolidated, as well as certain cost controls placed on previously private pooled companies. This decrease was partially offset by the increased infrastructure, including accounting, finance, legal and administration, necessary to integrate the acquisitions consummated.

Depreciation and amortization totaled $4.3 million, or 7.9 % of revenues, for the three months ended March 31, 1998, versus $1.9 million, or 5.5 % of revenues, for the same period in 1997. This increase was primarily due to increased depreciation and landfill amortization as a result of businesses and assets acquired as well as amortization of goodwill and other intangibles associated with the acquisitions.

Merger costs incurred during the three months ended March 31, 1998, were $3.9 million, related to the acquisitions of Bluegrass, Ecology and Stamato. These acquisitions were accounted for as poolings of interests. Merger costs for the same period in 1997 were $1.5 million and related to the acquisitions of Donno and Apex, and included an adjustment related to Super Kwik.

The Company recorded a tax provision of $3.7 million for the three months ended March 31, 1998. This provision is comprised of $1.8 million of federal and state taxes at statutory rates, and a $1.9 million one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1998 which were S Corporations prior to the date of the merger. The tax provision at March 31, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the quarter ended March 31, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

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

As of March 31, 1998, the Company had working capital of $214,000, including cash and cash equivalents of $4.7 million. For the three months ended March 31, 1998, net cash provided by operations was approximately $9.1 million, net cash provided by financing activities was approximately $4.1 million and net cash used in investing activities was approximately $15.2 million resulting in an increase in cash and cash equivalents of $2.0 million during this period. Capital expended during the period, included: (1) $5.1 million relating to acquisitions, (2) $4.7 million for the purchase of operating equipment and real estate, and (3) $5.2 million related to the permitting and development of landfill space.

In October 1997, the Company amended its revolving credit facility with BankBoston, N.A. to provide for borrowings up to $150 million. The facility is available for repayment of debt, funding of acquisitions, working capital, and for up to $50 million in letters of credit. As of May 11, 1998, approximately $17.3 million in letters of credit were outstanding under the Credit Facility. Also, at May 11, 1998, there were $51.6 million of borrowings under the Credit Facility.

At the Company's option, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as defined in the loan agreement. On May 11, 1998, the applicable interest rate was 6.375%. The facility expires on October 2002. The Credit Facility requires the payment of a commitment fee, payable in arrears, based in part on the unused balance and provides for certain restrictions on, among other things, the ability of the Company to incur borrowings, sell assets, acquire assets, make capital expenditures or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios and balance sheet and cash flow leverage ratios, and requires profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

To date the Company has required substantial amounts of capital and it expects to continue to expend substantial amounts to support its acquisition program and the expansion of its disposal and transportation operations. The

Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $35 million for the year ending December 31, 1998. The Company has addressed its capital needs through private and public offerings of Common Stock and by establishing a revolving credit facility. The Company believes that the revolving credit facility and the funds expected to be generated from operations, and net proceeds from possible future equity offerings will provide adequate cash to fund the Company's working capital and other cash needs for the foreseeable future.

The Company has financial obligations related to closure and post-closure monitoring and maintenance of the Company's landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's landfills will be approximately $27.8 million, of which $8.5 million has been accrued as of March 31, 1998. The Company makes an accrual for these costs based on consumed airspace in relation to Management's estimate of total available airspace of the landfills. In addition, the Company has accrued $5.5 million for post-closure obligations as of March 31, 1998.

The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky, West Virginia, Pennsylvania, Florida, and Maryland disposal facilities. Bonds outstanding at March 31, 1998 were $1.7 million for the Kentucky landfill, $214,000 for the West Virginia landfill, $7.2 million for the Pennsylvania landfills, and $220,000 for the Maryland landfill. The bonds are collateralized by irrevocable letters of credit and trust fund deposits. Additionally, the Company has on deposit $430,000 as financial assurance for landfill closure and post-closure obligations for closed disposal areas. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. The Company's Kentucky landfill bonding requirement will increase by $3.0 million for closure and $300,000 for post-closure of the expansion area permitted October 14, 1996 (reissued February 26, 1997). The Company anticipates that the West Virginia bonding requirements will substantially increase when West Virginia's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3.1 million for closure and $3.7 million for post-closure monitoring and care. In connection with the Illinois landfill, which the Company has exercised an option to acquire, the Company has agreed to indemnify a surety providing financial assurance for closure and post-closure care requirements for an unlined landfill located adjacent to the Illinois landfill in the amount of $646,000 in the event the owner of the adjacent landfill defaults on its closure and/or post-closure care obligations. Additional collateral requirements may be imposed upon the Company as a result of additional landfill acquisitions or changes in current regulations which may adversely effect its profitability. The Company anticipates providing financial assurance incrementally, as permitted by regulations, over the life of a facility as disposal cells are constructed and certified for acceptance of waste.

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

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (C)   Private Placements:

         On March 9, 1998, the Company completed its merger with Bluegrass with 198,224 unregistered shares of common stock of the Company, par value $.01 per share, issued in exchange for all issued and outstanding shares of Bluegrass.

     On March 31, 1998, the Company completed its merger with the Ecology Companies with 155,665 unregistered shares of common stock of the Company, par value $.01 per share, issued in exchange for all issued and outstanding shares of the Ecology Companies.

     On February 12, 1998, the Company completed the acquisition of Kelly Run Sanitation, Inc., with 250,000 unregistered shares of common stock of the Company, par value $.01 per share, issued in exchange for all issued and outstanding shares of Kelly Run Sanitation, Inc.

     On January 7, 1998, the Company acquired substantially all the assets Recycling Center of New Jersey, Golden Gate Carting Co, Inc., and Haulaway, Inc in exchange for 110,995 unregistered shares of the Company's common stock, par value $.01 per share, and approximately $1.36 million of cash.

     On February 24, 1998, the Company acquired the assets of Red Ball Sanitation Corp. in exchange for 130,000 unregistered shares of the Company's common stock, par value $.01 per share, and $500,000 of cash.

     Under the private placements described above, the Company has agreed under certain circumstances to register certain of the Shares for the above transactions, except for Bluegrass and Kelly Run Sanitation, Inc., for resale under the Securities Act of 1933 (the "Act"). The sale of the Shares was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the private placements were made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placements may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the stockholders of Eastern Environmental Services, Inc. was held on January 14, 1998. The following proposals were submitted to a vote: (i) to approve for a one-year term for the Election of Directors, expiring at the next Annual Meeting, (ii) to amend the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 50 million shares to 150 million shares, (iii) to amend the Company's Certificate of Incorporation, as amended, to eliminate Class A common stock, (iv) to amend the Company's Certificate of Incorporation, as amended, to create a class of undesignated Preferred Stock authorizing the Board of Directors to issue up to 50 million shares of such Preferred Stock, (v) to approve and adopt the Company's 1997 Stock Option Plan, and (vi) to ratify the appointment of Ernst & Young, LLP as independent accountants to examine the financial statements of the Company for the fiscal year ending June 30, 1998. All proposals were adopted by the shareholders. The voting was as follows:

Directors:                                  Votes For       Votes Against       Abstentions      Broker Non-Votes
----------                                  ---------       -------------       -----------      ----------------
Louis D. Paolino, Jr.                       19,752,863            -               259,742               -

George Moorehead                            19,752,863            -               259,742               -

Kenneth Chuan-kai Leung                     19,752,863            -               259,742               -



Increase authorized shares of
 Common Stock to 150 million shares         16,792,185        3,200,975            19,445               -

Eliminate Class A common stock              19,118,142          376,077            67,234            451,152

Authorize 50 million shares of Preferred
 Stock                                      12,083,201        3,891,920            68,764          3,968,720

Approve the Company's 1997 Stock
 Option Plan                                12,824,808        3,195,841            23,236          3,968,720

Ratify appointment of Ernst & Young         19,244,272          755,273            13,060               -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.68 Employment Contract dated February 9, 1998 by and between the Company and Neal Rodrigue.

          27     Financial Data Schedules (Electronic filed only).

     (b)  Current Reports on Form 8-K or 8-K/A:

          On February 17, 1998 the Company filed a report on Form 8-K/A dated December 1, 1997, under Item 7, to provide audited financial statements of the businesses acquired for the year ended December 31, 1996 and unaudited pro forma financial information for the year ended June 30, 1997 and the three months ended September 30, 1997 with respect to its acquisition of Pine Grove, Inc.

          The Company filed a report on Form 8-K/A dated February 13, 1998, under Item 7, indicating that audited financial statements and unaudited pro forma financial information related to the Hamm's Sanitation, Inc. and H.S.S., Inc. merger were not required due to the transaction being below the financial statement filing requirements as per applicable regulations under the Securities and Exchange Act of 1934.

          The Company filed a report on Form 8-K, dated February 12, 1998, under
          Item 2, to report the acquisition of Kelly Run Sanitation, Inc. Historic financial statements of the businesses acquired and pro forma financial information of the Company were not required due to the transaction being below the financial statement filing requirements as per applicable regulations under the Securities Exchange Act of 1934.

          The Company filed a report on Form 8-K, dated February 27, 1998 to file restated historic financial statements for the three years ended June 30, 1997, including notes thereto, the selected consolidated financial data, and the information contained under Management's Discussion and Analysis of Financial Condition and Results of Operation to reflect the merger with Hamm's Sanitation, Inc. and H.S.S., Inc. accounted for as pooling of interests.

          The Company filed a report on Form 8-K, dated March 9, 1998 under Item 2, to report the acquisition of Bluegrass Containment, Inc. Financial statements of Bluegrass Containment, Inc. and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A Amendment No. 1 on April 8, 1998.

          The Company filed a report on Form 8-K, dated March 31, 1998 under
          Item 2, to report the completed acquisition and merger with the Stamato Companies. Historic combined financial statements of the Stamato Companies and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A Amendment No. 1 on April 24, 1998.

          The Company filed a report on Form 8-K/A, dated March 31, 1998, under
          Item 2, to report the acquisition and merger with the Ecology Companies. Historic combined financial statements of the businesses acquired and pro forma financial information of the Company were not required due to the transaction being below the financial statement filing requirements as per applicable regulations under the Securities and Exchange Act of 1934.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


          EASTERN ENVIRONMENTAL SERVICES, INC.

          BY:  /s/ Louis D. Paolino, Jr.
              -------------------------------------
              Louis D. Paolino, Jr., Chairman

          BY:  /s/ Gregory M. Krzemien
              -------------------------------------
              Gregory M. Krzemien, Chief Financial Officer

          BY:  /s/ Ronald R. Pirollo
              -------------------------------------
              Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE: May 14, 1998