Form 10-K
period 1997-12-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1998-07-01
CIK 815272

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JULY 1, 1997 TO DECEMBER 31, 1997
COMMISSION FILE NO. 0-16102

                      EASTERN ENVIRONMENTAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       59-2840783
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

             1000 CRAWFORD PLACE, SUITE 400, MT. LAUREL, NJ      08054
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


   Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock at the close of business on June 23, 1998, was approximately $925,175,940 (Reference is made to page 25 herein for a statement of assumptions upon which this calculation is based.)

   The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of June 23, 1998 was 33,837,975.

================================================================================

                                     PART I

     On April 1, 1998, the Company adopted a change in its fiscal year from June 30 to December 31 in order to facilitate greater comparability with its peer group by the financial community. Consequently, the registrant is filing this transition report on Form 10-K for the six-month transition period beginning July 1, 1997 and ending December 31, 1997 in accordance with the rules of the Securities Exchange Act of 1934, as amended. The six-month transition period of July 1, 1997 through December 31, 1997 ("transition period") precedes the start of the new fiscal year. Financial information and other data concerning the Company and its operations have been filed with the Securities and Exchange Commission since December 31, 1997, including without limitation its Form 10-Q for the Quarter ended March 31, 1998. The Company's financial performance during the transition period is not necessarily indicative of future performance.

ITEM 1.  BUSINESS

GENERAL

     Eastern Environmental Services, Inc. is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. From July 1, 1996 through June 25, 1998, the Company acquired 46 solid waste management businesses, and thereby entered new markets in Florida, Georgia, Illinois, Maryland, New Jersey, New York, and Pennsylvania. The businesses acquired operated 39 solid waste collection and transportation operations, seven landfills, five solid waste transfer and processing facilities, and two special waste services operations. Largely as a result of these acquisitions, during the six months ended December 31, 1996 and 1997, respectively, the Company's revenues increased by 64% (from $65.0 million to $106.9 million) and its results of operations increased from $19,000 to $6.5 million. Of the Company's revenues for the six months ended December 31, 1997, approximately 86% was attributable to solid waste collection and transportation operations, approximately 8% was attributable to solid waste disposal operations, and approximately 6% was attributable to other waste management services. As of June 23, 1998, the Company provided solid waste collection services to approximately 41,000 commercial customers and approximately 375,000 residential customers.

COMPANY STRATEGY

  The Company's objective is to expand the geographic scope of its operations and to become one of the leading providers of non-hazardous solid waste management in each market that it serves. The Company's strategy to achieve this objective is to capitalize on the continuing consolidation of the solid waste management industry by (i) identifying and penetrating new markets and expanding its operations in its existing markets through tuck-in acquisitions that are combined with existing operations, (ii) increasing profitability by integrating its operations and achieving economies of scale, and (iii) internalizing greater volumes of disposal waste through strategic landfill acquisitions, and (iv) achieving internal growth.

  EXPANSION THROUGH ACQUISITIONS.   The Company has implemented an acquisition
program to expand its operations by acquiring solid waste collection, transportation, and disposal companies, principally in the eastern United States. The principal components of the Company's acquisition strategy are as follows:

 .  Enter New Markets.   The Company typically seeks to enter a new market by
   ------------------
   acquiring one or several solid waste collection and transportation operations that can be served by a Company-owned landfill or transfer station or where there are sufficient disposal alternatives to ensure competitive disposal pricing. The Company may also acquire solid waste landfills in its targeted new markets with significant currently permitted capacity and thereafter acquire nearby solid waste collection and transfer station operations so as to secure a captive waste stream for internal disposal into the acquired landfill.

 .  Expansion of Market Share and Services.   After its initial entry into a new
   ---------------------------------------
   market, the Company continually seeks to expand its market share and services through (i) the acquisition of solid waste management businesses and operations that can be integrated with the Company's existing operations without increases in infrastructure or that complement the Company's existing services, and (ii) expansion into adjacent markets. Such acquisitions may involve adding collection operations, transfer stations, collection routes, and landfill capacity which allow the Company to expand market share and increase asset utilization by eliminating duplicate management, administrative, and operational functions.

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

     INTERNALIZING GREATER VOLUMES. After the Company has acquired a landfill, it seeks to maximize internalization of waste it collects, and thereby intends to realize higher margins from its operations. The Company also increases the utilization of its landfills by securing captive waste streams, which includes developing and acquiring transfer stations, and entering into solid waste collection contracts.

     INTERNAL GROWTH. The Company believes that it can achieve internal growth, principally from additional sales into its current markets, by providing superior and improved service and through its existing marketing efforts. The Company also intends to selectively implement price increases when competitive advantages and appropriate market conditions exist.

ACQUISITION PROGRAM

     Given the large size and fragmentation of the United States solid waste industry, the Company believes that there are numerous potential acquisition candidates, both within the markets that it currently serves and in other eastern United States markets, which meet its acquisition criteria. The Company targets fragmented markets in the eastern United States (i) that can be served by a Company-operated landfill, a landfill that the Company believes that it can acquire, or one in which collection companies can use comparably priced third party disposal facilities, (ii) in which the Company can become one of the leading providers of solid waste management services through strategic acquisitions, (iii) where management believes additional complementary acquisitions can be effected so as to obtain the market share necessary to achieve economies of scale, and (iv) that have sufficient population density to permit the Company to operate efficiently and profitably. The Company is continually analyzing and engaging in discussions concerning potential acquisitions.

     As consideration for future acquisitions the Company intends to continue to use combinations of common stock, cash, and assumption of indebtedness. The consideration for each future acquisition will vary on a case-by-case basis depending on the financial interests of the Company, the historic operating results, and future prospects of the business to be acquired. The Company expects to finance future acquisitions through cash on hand and funds provided by operations, lines of credit available under its credit facility, and the proceeds of possible future equity and debt financing.

     COMPLETED ACQUISITIONS. Since July 1, 1996, the Company has acquired 50 solid waste management businesses. The businesses acquired operated 43 solid waste collection and transportation operations, seven landfills, five solid waste transfer and processing facilities, and two special waste services operations. The following is a detailed list of the completed acquisitions:

                             COMPLETED ACQUISITIONS
                           JULY 1996-- JUNE 30, 1998

                                               DATE ACQUIRED                  MARKET
COMPANY                                     (ACCOUNTING METHOD)           (LANDFILL SITE)                PRINCIPAL BUSINESS
-------                                     -------------------           ---------------                ------------------
Steel City Environmental                    June 30, 1998             Pittsburgh, Pennsylvania          Solid waste collection
  Services, Inc.                            (Purchase)

Summit Transport                            June 30, 1998             New York, New Jersey              Special waste collection
   Group, Inc.                              (Pooling)                 and Pennsylvania                  and Transportation

Ulster County Sanitation, Inc.              June 26, 1998             Goshen, New York                  Solid waste collection
                                            (Pooling of interests)

All Waste Systems, Inc.                     June 26, 1998             Kingston, New York                Solid waste collection
                                            (Pooling of interests)

Vonger Sanitation                           June 26, 1998             Pittsburgh, Pennsylvania          Solid waste collection

Strawser Disposal Services, Inc.            June 25, 1998             Northcentral Pennsylvania         Solid waste Collection
                                            (Pooling of Interests)

Peerless Waste Industries, Inc. &           June 16, 1998             Southeastern Georgia               Landfill
  Chesser Island Road Landfill, Inc.        (Pooling of Interests)                                       (municipal solid waste)

Manfredi Brothers, Inc., V&S Carting        June 1, 1998              Brooklyn, New York                 Solid waste collection
  Corp., and J. Marmo Carting Corp.         (Purchase)

Fidati Refuse Removal, Inc.                 June 1, 1998              Northeastern Pennsylvania          Solid waste collection
                                            (Pooling of Interests)

Kimmins Corp., Transcor Waste Services,     May 29, 1998              Jacksonville Florida               Solid waste collection
  Inc., and Kimmins Recycling Corp.         (Purchase)                                                   and transfer station

Holgate Brothers, Inc.                      May 29, 1998              Northeastern Pennsylvania          Solid waste collection
                                            (Pooling of Interests)

Sunrise Sanitation, Inc.                    May 28, 1998              Southern Florida                   Solid waste collection
                                            (Purchase)

Middle Island Enterprises, Inc.             May 14, 1998              West Virginia                      Solid waste collection
                                            (Purchase)

Smith Sanitation                            April 30, 1998            Northeastern Pennsylvania          Solid waste collection
                                            (Purchase)

DeCuollo Disposal Service                   April 30, 1998            Northern New Jersey                Solid waste collection
                                            (Purchase)

United Container & Recycling, Inc.          April 1, 1998             Southern New Jersey                Solid waste collection
                                            (Purchase)

Richard Peterson & Son                      April 1, 1998             Southern New Jersey                Solid waste collection
                                            (Purchase)

Ecology Systems, Inc., et al                March 31, 1998            New York, New Jersey,              Solid waste collection and
                                            (Pooling of Interests)    Pennsylvania                       transportation


Frank Stamato & Company, et al.             March 31, 1998            Northern New Jersey                Solid waste collection
                                            (Pooling of Interests)

Bluegrass Containment, Inc.                 March 9, 1998             Central Kentucky                   Landfill
                                            (Pooling of Interests)    (Hartford, KY)                     (construction and
                                                                                                         demolition)


Red Ball Sanitation Corp.                   February 25, 1998         Brooklyn, New York                 Solid waste collection
                                            (Purchase)

Kelly Run Sanitation, Inc.                February 12, 1998           Western Pennsylvania            Landfill
                                          (Purchase)                  (Pittsburgh, PA)                (municipal solid waste)

Minchoff Sanitation                       January 16, 1998            Central Pennsylvania            Solid waste collection
                                          (Purchase)

J. Scerbo Company & SRS Recycling         January 7, 1998             Northern New Jersey             Solid waste collection
                                          (Purchase)

Golden Gate Carting., Haulaway, Inc.      January 7, 1998             Northern New Jersey             Solid waste collection
 and Recycling Center of N.J.             (Purchase)

Lake Region Sanitation                    January 1, 1998             Northeastern Pennsylvania       Solid waste collection
                                          (Purchase)

Berger Waste Management, Inc.             December 31, 1997           Eastcentral Illinois            Solid waste collection
                                          (Purchase)

Hamm's Sanitation, Inc., et al.           December 1, 1997            Northeastern New Jersey         Solid waste collection
                                          (Pooling of Interests)

Pine Grove, Inc.                          December 1, 1997            Central Pennsylvania            Solid waste collection,
                                          (Purchase)                  (Pine Grove, PA)                transfer station, and landfill
                                                                                                      (municipal solid waste)

Schmucker's Disposal Services             September 22, 1997          Southeastern, Illinois          Solid waste collection
                                          (Purchase)

Soil Remediation of Philadelphia, Inc.    August 20, 1997             Eastern Pennsylvania            Special waste
                                          (Purchase)

Pappy, Inc.                               August 15, 1997             Northeastern Maryland           Landfill
                                          (Purchase)                  (Joppa, MD)                     (construction & demolition)

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

Waste Services, Inc., et al.              May 12, 1997                Brooklyn, New York              Solid waste collection
                                          (Purchase)

C & R Waste Removal, Inc.                 May 8, 1997                 Southern Florida                Solid waste collection
                                          (Purchase)

Combined Waste Services, Inc.             May 8, 1997                 Southern Florida                Solid waste collection
                                          (Purchase)

Environmental Waste Systems Inc.          May 8, 1997                 Southern Florida               Solid waste collection
                                          (Purchase)

Environmental Waste Systems of Palm       May 8, 1997                 Southern Florida               Solid waste collection
 Beach, Inc.                              (Purchase)

Big T Disposal, Inc.                      April 11, 1997              Southeastern Illinois          Solid waste collection and
                                          (Purchase)                                                 transfer station

Apex Waste Services, Inc.                 March 31, 1997              Scranton, Pennsylvania         Solid waste collection;
                                          (Pooling of Interests)                                     transfer station and processing

Donno Company, Inc., et al.               January 31, 1997            Long Island, New York          Solid waste collection and
                                          (Pooling of Interests)                                     transfer station

R&A Bender, Inc., et al.                  December 10, 1996           Southcentral Pennsylvania      Solid waste collection and
                                          (Purchase)                  (Chambersburg, PA)             landfill (municipal solid
                                                                                                     waste)

Bayside of Marion, Inc.                   November 5, 1996            Central Florida                Landfill
                                          (Purchase)                  (Ocala, FL)                    (construction & demolition)

Super Kwik, Inc., et al.                  September 27, 1996          Southern New Jersey            Solid waste collection
                                          (Pooling of Interests)

Olney Sanitary Systems, Inc.              September 17, 1996          Southeastern Illinois          Solid waste collection
                                          (Purchase)

Eastern Waste of Philadelphia, Inc.,      August 1, 1996              Philadelphia, Pennsylvania     Solid waste collection
 et al.                                   (Purchase)


K Hydraulic Truck Services, Inc.          July 27, 1996               Philadelphia, Pennsylvania     Solid waste transportation
                                          (Purchase)

Allied Waste Services, Inc., et al.       July 2, 1996                New York, New Jersey,          Arranges for the transportation
                                          (Purchase)                  Pennsylvania, California       of construction and demolition
                                                                                                     waste and disposal of soil and
                                                                                                     special waste products


     On April 29, 1997, the Company signed a 12.5-year agreement to operate the Long Island, New York Sanitary District No. 1's transfer station, which is located near John F. Kennedy International Airport. The Company has purchased all of the rights to operate the facility.

     On September 8, 1997, the Company acquired certain assets and real estate from Clean Ventures, Inc. and PJ's Environmental Services to operate a transfer station in Brooklyn, New York. In connection with the acquisition, the Company was assigned two consent orders issued by the New York State Department of Environmental Conservation (the "DEC") and the New York City Department of Sanitation (the "DOS"). The consent orders gave the Company the authority to operate the transfer station at a rate of 1,000 tons of municipal solid waste and 2,500 tons of construction and demolition waste per day. Municipal solid waste cannot be processed until the Company constructs a building in which the municipal solid waste will be handled. The Company expects that it will have the building constructed by July 1998. The consent order issued by the DEC had an initial term of 90 days and was renewed two times. In May 1998, the DEC decided not to renew its consent order for a further 90 day term. The Company has initiated a legal action against the DEC for its failure to renew the consent order and is seeking an injunction.

prohibiting the DEC from interfering with the transfer station's construction operation. It is anticipated that the court will issue its decision on the preliminary injunction in July 1998. No assurance can be given that the Company believes it will prevail in the legal action. If the Company does not prevail, it will not be able to operate the transfer station until it receives a permit from the DEC. The Company has applied for a permit from the DEC and the DOS which could take up to one year to be issued.

  PENDING ACQUISITIONS. As part of its acquisition program, the Company reviews acquisition opportunities on an ongoing basis and is in various stages of negotiating and closing on the acquisitions of additional solid waste management businesses. There can be no assurance that any of such acquisition negotiations or executed agreements will result in the actual acquisitions of additional solid waste management businesses.

  In March 1998, the Company signed definitive agreements to acquire Atlantic Waste Disposal, Inc. ("AWD") and Atlantic New York, Inc. ("Atlantic") from Brambles USA for an aggregate purchase price of $85.6 million. AWD owns a Subtitle D landfill on a 1,315 acre parcel in Waverly, Virginia which has received Part A Site Suitability approval from the state regulatory agency, for an approximate 500 acre disposal area. The landfill site has a potential capacity of approximately 190 million tons of municipal solid waste, depending on types of wastes received and compaction ratios achieved. A Part B engineering design Permit from the state regulatory agency is required prior to cell construction, and construction certification approval is required for the acceptance of waste. The facility has a Part B Permit for its 48 acre active disposal area, with 0.5 million cubic yards of remaining capacity, which is currently operating at 3,000 tons per day by truck and rail service. An additional 18 acre cell providing 3.2 million cubic yards of capacity has been constructed and is awaiting construction certification approval which the Company believes will be granted in the near future. A portion of current and future development requires wetland relocation approvals. Atlantic is a Brooklyn, New York transfer station with direct rail service that services Brooklyn and Queens, New York and is permitted for 1,000 tons of municipal solid waste and 75 tons of construction and demolition waste per day. Both acquisition agreements are subject to customary closing conditions, including the requirements of obtaining certain governmental and other third party consents. The AWD landfill is also subject to the waiver or expiration of a 90-day right of first refusal to acquire the AWD landfill held by a third party. The closing of the AWD and Atlantic acquisitions are contingent upon one another. Accordingly, there can be no assurance that the acquisition of AWD and Atlantic will occur.

  In December 1997, the Company signed a definitive agreement to acquire the City of Bethlehem landfill (the "Bethlehem Landfill") from the City of Bethlehem, Pennsylvania for an aggregate purchase price of $26.1 million. The Bethlehem Landfill has a net remaining permitted disposal capacity of 880,000 tons, with an approximate life expectancy of 3.75 years. A potential expansion of the landfill within the limits of the presently permitted area would provide an additional disposal capacity of approximately 4 million tons of municipal solid waste, which would potentially increase its life expectancy by an additional 12 years. This agreement is subject to customary closing conditions, including the requirements of obtaining certain governmental and other third party consents. Accordingly, there can be no assurance that the acquisition of the Bethlehem Landfill will occur.

  In May 1997, the Company also entered into definitive agreements to acquire Golden Gate Carting Co., Inc. ("Golden Gate") and Coney Island Rubbish Removal, Inc. ("Coney Island") solid waste collection companies located in Brooklyn, New York, for approximately $4.4 million (including approximately $3.0 million of assumed debt) and $1.2 million, respectively. In May 1997, the acquisitions were closed into escrow pending the satisfaction of certain conditions, including the approval of the New York City Trade Waste Commission (the "TWC"). The Company currently operates Golden Gate and Coney Island under management agreements that have been approved by the TWC. The management agreements will stay in place, at the Company's option, until the TWC approves the acquisitions. Although the Company believes that the TWC will approve the acquisitions, no assurance can be given to that effect.

SERVICES

  The Company's services include solid waste collection, transportation, disposal, and certain other waste management services.

  WASTE COLLECTION AND TRANSPORTATION.   At June 23, 1998, the Company provided
solid waste collection services to approximately 41,000 commercial customers and approximately 375,000 residential customers. The Company contracts with local generators of solid waste and transports the waste to a Company-owned or third party landfill or incinerator for disposal or to a transfer station for additional handling.

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

  As part of its waste collection services, the Company provides steel containers to most of its commercial and industrial customers to store their solid wastes. These containers range in size from one to eight cubic yards and are designed to be lifted mechanically and emptied into a collection vehicle's compaction hopper. The Company also offers roll-off containers (industrial dumpsters) that range in size from eight to 45 cubic yards. The use of containers enables the Company to service most of its commercial and industrial customers with collection vehicles operated by a single employee.

  The Company's solid waste collection activities include the ownership of transfer stations in Long Island, New York, Scranton and Port Clinton, Pennsylvania, Somerset, Kentucky, and Vincennes, Indiana, and the operation of additional transfer stations in Brooklyn and Long Island, New York. The Company's transfer stations receive solid waste primarily from its collection operations, compact the waste and transfer the waste to larger vehicles for transport to landfills. This procedure reduces the Company's costs by improving its utilization of collection personnel and equipment and also extends the scope of its solid waste transportation services. During the six months ended December 31, 1997 approximately 65% of the solid waste disposed of at the Company's transfer stations was delivered by the Company and approximately 35% was delivered by third parties.

  In response to the increasing public environmental awareness and expanding federal and state regulations pertaining to waste recycling, the Company also has developed recycling as a component of its solid waste collection services. However, the Company does not presently intend to expand its recycling operations, except as necessary to comply with applicable law. See " - Government Regulation - State and Local Regulations."

  The Company also provides solid waste transportation services for Company-owned and third party landfills. At June 23, 1998, the Company maintained a fleet of approximately 340 trailers owned or leased by the Company, or operated under arrangements with independent owners/operators. The Company is expanding its operations to include the transportation of other non-hazardous wastes, including shredded and lead contaminated construction and demolition debris. In many states, the transportation of these wastes requires special permits, which the Company has obtained or is in the process of obtaining.

  Waste collection and transportation services generated revenues of $92.1 million for the six months ended December 31, 1997, representing approximately 86% of the Company's total revenue for that period.

  WASTE DISPOSAL.   The Company owns eleven non-hazardous solid waste landfills, ten of which are currently operational with the remaining one expected to be operational in the fall of 1998. The following table summarizes certain information concerning the Company's landfills:

                                      COMPANY LANDFILLS
                                                                 APPROXIMATE
                                                                   UNUSED
                                     TOTAL   TOTAL PERMITTED      PERMITTED         APPROXIMATE
LOCATION                             ACRES    DISPOSAL ACRES      CAPACITY(1)     LIFE IN YEARS(2)
--------                             -----    --------------      ----------      ---------------
Chambersburg, Pennsylvania.........    278           142         14.3 million            35
Pittsburgh, Pennsylvania...........    306            48          6.0 million            10
Bridgeport, Illinois...............     95            42          5.7 million            20
Somerset, Kentucky (3).............    244            42          5.5 million            20
Hartford, Kentucky.................    800            56          5.4 million            40
Clarksburg, West Virginia..........    145            45          4.7 million            30
Pine Grove, Pennsylvania...........    157            76          4.0 million            10
Eastover, South Carolina...........     73            39          3.6 million            25
Joppa, Maryland....................     43            39          2.9 million            15
Ocala, Florida.....................     31            31          1.6 million            15
Folkston, Georgia..................    523            14          0.8 million             3

-------------

(1) Approximate cubic yards of unused airspace at December 31, 1997; total yards of airspace does not represent total yards of actual waste volume because liners, daily, intermediate, and final soil cover consume a portion of the total permitted airspace available for waste.

(2) Approximate figures based on existing volume limitations, anticipated operations, and current permitted capacity at December 31, 1997. Life expectancy may fluctuate depending upon the rate of waste disposed and type of waste disposal.

(3) The Somerset, Kentucky landfill received its final state construction permit on October 14, 1996 (reissued February 26, 1997) and construction began in May of 1998. The landfill is expected to be operational in the fall of 1998.

                          ----------------------------

  Chambersburg, Pennsylvania Landfill.   Purchased in December 1996, this
  ------------------------------------
landfill is located near Chambersburg, Pennsylvania and is currently permitted to accept a quarterly average of 857 tons per day, with a daily maximum of 1,021 tons per day of municipal solid waste and non-hazardous industrial waste, petroleum contaminated soil, and asbestos waste. See "- Government Regulation - Permits and Licenses - Chambersburg, Pennsylvania Landfill" with respect to possible limitations on permitted capacity.

  Pittsburgh, Pennsylvania Landfill.   Purchased in February 1998, this landfill
  ----------------------------------
is located eight miles southeast of Pittsburgh and is currently permitted to accept a quarterly average of 1,250 tons per day of municipal solid waste and non-hazardous industrial waste, petroleum contaminated soil and asbestos, with a daily maximum of 1,750 tons per day.

  Bridgeport, Illinois Landfill.   In May 1997, Company exercised an option to
  ------------------------------
purchase this landfill. This landfill is located in southeastern Illinois, became operational in April 1998 and is currently operating at 180 tons per day. The landfill is approved to accept municipal solid waste and industrial and non-hazardous special waste.

  Somerset, Kentucky Landfill.   Purchased in July 1990, this landfill is
  ----------------------------
located in southcentral Kentucky and is currently permitted to accept municipal solid waste from the surrounding 18 county area of Kentucky. The facility also may accept commercial and industrial special waste approved by the State of Kentucky on a case-by-case basis, and asbestos. The landfill is expected to begin operations in the fall of 1998. The site also includes a permitted transfer station which is in operation. See "- Government Regulation - Permits and Licenses - Somerset, Kentucky Landfill" with respect to possible limitations on permitted capacity.

  Hartford, Kentucky Landfill.   Purchased in March 1998, this landfill is
  ----------------------------
located in Ohio County in western Kentucky and currently accepts an average of 1,000 tons per day of construction and demolition debris and approved industrial waste. The Solid Waste Disposal Facility Permits do not contain restrictions on the daily volume of waste accepted. The permit authorizes the acceptance of waste generated in the following states: Alabama, Arkansas, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, New Jersey, New York, Ohio, Pennsylvania, Tennessee, and West Virginia.

  Clarksburg, West Virginia Landfill.   Purchased in August 1989, this landfill
  -----------------------------------
is located in northcentral West Virginia and is currently permitted to accept up to 9,999 tons per month of municipal solid waste, construction and demolition debris, non-hazardous industrial waste, shredded tires, non-infectious medical waste, petroleum contaminated soil, and asbestos waste from anywhere within the continental United States and Canada.

  Pine Grove, Pennsylvania Landfill.   Purchased in December 1997, this landfill
  ----------------------------------
is located in the southwestern Schuylkill County between Interstate 81 and PA Route 125 and is currently permitted to accept 1,500 tons per day of municipal and residual solid waste with a daily maximum of 2,000 tons per day.

  Eastover, South Carolina Landfill.   Purchased in November 1990, this landfill
  ----------------------------------
is located near Columbia, South Carolina and is currently permitted to accept up to 122,400 in-place cubic yards per year of asbestos, construction and demolition debris (excluding ''white goods'' such as household appliances), plastic, fiberglass, trees, limbs, cardboard, paper, and tires from anywhere within the continental United States. This site may also accept certain other industrial and special wastes that meet certain minimum testing requirements as approved by the State of South Carolina on a case-by-case basis.

  Joppa, Maryland Landfill.   Purchased in August 1997, this landfill is located
  -------------------------
near Baltimore, Maryland and is currently permitted to accept construction and demolition debris, land clearing wastes, carpet and glass from anywhere in the United States. The landfill does not contain restrictions on the daily volume of waste accepted.

  Ocala, Florida Landfill.   Purchased in November 1996, this landfill is
  ------------------------
located near Ocala, Florida and is currently permitted to accept Florida Class III landfill debris, which includes asbestos, construction and demolition debris, yard trash, waste tires, carpet, cardboard, glass, plastic, and other non-putrescible (i.e., non-food) materials approved by the Florida Department of Environmental Protection that are not expected to produce leachate and which do not pose a threat to public health or the environment. The landfill does not contain restrictions on the daily volume of waste accepted.

  Folkston, Georgia Landfill.  Purchased in June 1998, this landfill is located
  ---------------------------
in Charlton County, Georgia in southeastern Georgia and currently accepts approximately 300 tons a day of municipal solid waste, construction and demolition debris, non-hazardous industrial waste, shredded tires, non-infectious waste, and petroleum contaminated soil from anywhere within the continental United States.

     Waste disposal services generated revenues of $9.0 million for the six months ended December 31, 1997 representing approximately 8% of the Company's total revenue for that period.

     OTHER WASTE MANAGEMENT SERVICES. The Company provides other waste management services, most of which are provided on demand or are project-based, and provide additional waste volumes to the Company's landfills. These other integrated waste services include the treatment, transportation and disposal of non-hazardous contaminated soils and similar materials, the removal and transportation of special waste products, including asbestos, and arranging for the transportation of construction and demolition waste and disposal of soil and special waste products. Other waste management services generated revenues of $5.8 million for the six months ended December 31, 1997, representing approximately 6% of the Company's total revenue for that period. Revenues from other waste management services will fluctuate based on the demand for such services.

OPERATIONS MANAGEMENT

     The Company's financial, budgeting, and purchasing functions are centrally managed. At the conclusion of each acquisition, the Company typically places financial personnel with the acquired entity to centralize financial reporting. The Company's day-to-day management is conducted on a decentralized basis. The management of each operating location is responsible for local operations, profitability, the integration of acquisitions, and growth, subject to the Company's overall business plan and budget. Certain of the Company's corporate functions, including environmental compliance, and purchasing and marketing expertise, are centralized and shared among locations to improve productivity, lower operating costs, and stimulate internal growth. Permits and other governmental approvals for the Company's operations, including those related to zoning, environmental, and land use are handled by local engineers under the supervision of local and senior officers. While local management operates with a high degree of autonomy, the Company's senior officers monitor local operations and require conformance to its accounting, purchasing, marketing, and internal control policies, particularly with respect to financial matters. The performance of local management is reviewed by the Company's executive officers on a regular basis.

     As of June 23, 1998, the Company had a total of 26 operating locations all of which are located in the eastern United States. Some acquisitions create new operating locations while others are combined into existing locations. Solid waste businesses acquired by the Company that are located within an existing market are consolidated or "tucked-in" with the Company's existing operations in such markets.

MARKETING

     The solid waste management industry services customers on a local basis. The Company's marketing program is designed for implementation at the local level. The Company employs sales people at its operating locations. The salespeople are supervised by the management of the operating locations. The Company emphasizes providing quality services as well as customer satisfaction and retention and believes that it will attract customers in the future because of its reputation for quality service. The Company markets its services to a broad spectrum of commercial, industrial, and residential customers, and has a diverse customer base, with no single customer accounting for five percent or more of the Company's consolidated revenues for the six months ended December 31, 1997. The Company does not believe that the loss of any single consumer would have a material adverse effect on the Company's business or results of operations.

COMPETITION

     The solid waste management industry is highly competitive and the Company believes that industry consolidation will increase competitive pressures. The Company competes with several large national waste management companies, including Waste Management, Inc. (formerly WMX Technologies, Inc.), Browning-Ferris Industries, Inc., USA Waste Services, Inc., and Allied Waste Industries, Inc. A number of these competitors have significantly greater financial, marketing, and other resources than the Company. The Company also competes with numerous well-established smaller, local or regional firms. In addition, municipalities that operate their own waste collection and disposal facilities often enjoy the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions. Increased competition from these companies or municipalities could have a material adverse effect on the Company's business or results of operations.

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

     At June 23, 1998 the Company provided residential collection services under 146 municipal contracts with terms ranging between one to five years. As is customary in the waste management industry, such contracts come up for competitive bidding periodically and there can be no assurance that the Company will be the successful bidder or will be able to retain such contracts. If the Company is unable to replace any contract lost through the competitive bidding process with a comparable contract within a reasonable period of time or use any surplus equipment in other service areas, the Company's business and results of operations could be adversely affected. However, during the six months ended December 31, 1997, no one commercial customer or municipal contract accounted for five percent or more of the total revenue of the Company.

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

     The principal federal, state, and local statutes and regulations applicable to the Company's various operations are as follows:

     THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976. The Resource Conservation and Recovery Act of 1976 ("RCRA") regulates the generation, treatment, storage, handling, transportation, and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous if they: (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics, and (ii) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous. Among the wastes that are specifically designated as non-hazardous waste are household waste and "special" waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff, and most non-hazardous industrial waste products.

     In October 1991, the EPA adopted regulations governing solid waste landfills ("Subtitle D Regulations"). The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards, and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill units meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to collect leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection system operation. The Subtitle D Regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that protects human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with Subtitle D Regulation criteria. A majority of the states in which the Company currently operates or into which the Company may enter have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations. Since the Company's operating landfills are believed by the Company to be in compliance in all material respects with such laws, the Company believes that all of its present landfill operations meet or exceed the Subtitle D Regulations in all material aspects.

  THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972.   The Federal Water Pollution
Control Act of 1972, as amended (the "Clean Water Act"), establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If runoff or collected leachate from the Company's landfills or transfer stations is discharged into surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with federal storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water runoff from flowing into surface waters. The Clean Water Act also requires permits for discharges of fill material into wetlands. Such permits, which are occasionally required for landfill construction or expansion, can take the form of categorical
"nationwide permits," for which little paperwork is required, or site specific permits, which require detailed applications and extensive administrative review. Site-specific permits are issued by the Army Corps of Engineers, with input from the relevant state, pursuant to criteria developed by U.S. EPA, and may require mitigation measures such as the creation of substitute wetlands. The Company believes that its facilities are in compliance in all material respects with Clean Water Act requirements. The Company has secured or has applied for the required discharge permits under the Clean Water Act or comparable state-delegated programs.

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

  THE CLEAN AIR ACT, AS AMENDED IN 1990. The Clean Air Act, as amended in 1990 ("Clean Air Act"), provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has recently promulgated new standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emissions limitations. The EPA and the states in which the Company operates also have adopted regulations under Title V of the Clean Air Act requiring permits for certain disposal facilities. These federal and state regulations may require one or more of the Company's landfills to install passive or active gas collection systems. In addition, the National Emission Standards for Hazardous Air Pollutants ("NESHAPs") regulate the collection, packaging, transportation, and disposal of asbestos-containing material. NESHAPs regulate visible emissions of asbestos fibers to outside air and require emissions controls and appropriate work practices. The Company transports and disposes of asbestos containing materials. There can be no assurance that the Company will not face claims resulting from environmental liabilities relating to these and other materials with respect to its solid waste management operations.

  The federal statutes described above contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens.

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

     FLOW CONTROL-INTERSTATE WASTE RESTRICTIONS. Certain permits and approvals may limit the types and quantity of waste that may be accepted at a landfill during a given time period. Certain permits, approvals, and state and local regulations, may seek to limit a landfill's acceptance of out-of-state waste. Legislative or regulatory restrictions on the importation of out-of-state waste generally have not to date withstood judicial challenge. From time to time, federal legislation is proposed which would allow individual states to prohibit or limit the disposal of out-of-state waste. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which the Company operates landfills could limit or prohibit the importation of out-of-state waste. Such legislation could adversely affect the Company's landfills that receive a significant portion of out-of-state waste. A restriction on out-of-state waste also could result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business and results of operations could be adversely affected.

     Certain states and localities may for economic and other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional and therefore invalidated a local ordinance that sought to impose flow controls on taking waste out of a locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions through legislation or contract. For example, certain counties in New Jersey have recently sought to impose "economic flow control" by taxing waste collected in the county and disposed of out of the county of collection. Certain waste management companies, including the Company, have brought legal action against the counties that have sought to impose such "economic flow controls." In certain cases, the Company may elect not to challenge such restrictions based upon various considerations. Federal legislation has from time to time been proposed to allow states and localities to impose flow control restrictions. The restrictions, if enacted, would result in the volume of waste going to landfills being reduced in certain areas. Flow control restrictions could adversely affect the Company's ability to operate its landfills at their full capacities and could reduce the prices that can be charged for landfill disposal services. These restrictions also may result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business and results of operations could be adversely affected.

     Certain of the Company's permits and host agreements restrict the areas from which waste can be accepted. The restrictions impose operating inefficiencies on the Company.

     NEW YORK CITY TRADE WASTE COMMISSION. In 1996, the New York City Council enacted Local Law 42 ("Local Law 42") in order to control the corrupting influence of organized crime on the waste hauling industry. Local Law 42 created the TWC and established rules for licensing and regulating the operations of the commercial and industrial waste industry in New York City. The law prohibits the collection, disposal or transfer of commercial and industrial waste without a license issued by the TWC and requires TWC approval of all acquisitions or other business combinations in New York City proposed by all licensees. Each acquisition or sale transaction generally must be submitted for review by the TWC 30 days before the transaction takes effect, although the amount of time required for review depends on the complexity of the transaction and the need to investigate the background of the principals involved. In September 1997, one of the Company's subsidiaries received a license from the TWC which enables it to conduct New York City collection operations. The license, like all TWC licenses, has a term of two years. The TWC also sets maximum rates for the industry and establishes operational requirements. The Company's New York City collection operations are subject to Local Law 42, which could preclude or materially impact the Company's operations in this region, the time and cost of completing future acquisitions in this region, and the rates which may be charged for collection services in this region.

     PUBLIC UTILITY REGULATION. The rates that the Company may charge at its West Virginia landfill for the disposal of municipal solid waste are regulated by the West Virginia Public Service Commission. Rate regulation in West Virginia and the adoption of rate regulation in other states in which the Company owns landfills could have an adverse effect on the Company's business and results of operations.

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

     Effective September 1997, the Maryland Department of the Environment adopted amendments that will require liners and leachate collection systems for new rubble landfills and landfill expansions. The regulations also require upgrading of existing landfills by 2001. The Company anticipates that the cost of compliance with these requirements at its Maryland landfill will not be material.

     In 1998, the South Carolina Department of Health and Environmental Control adopted new regulations governing industrial waste landfills. These regulations are to become effective August 1998. These regulations impose additional operating, reporting, record-keeping requirements and new closure, post-closure and design requirements on the Company's South Carolina landfill. To operate after the effective date of the regulations, the Company may need to upgrade the landfill's design. The type of upgrades required would depend on the types of industrial waste the Company would choose to accept for disposal. These regulations are being evaluated by the Company, and are not expected to have a material adverse effect on the Company's business and results of operations.

  One of the Company's Pennsylvania landfill operations, acquired by the Company in December 1996, has been in existence since 1972. From 1972 to 1988, the 110-acre area of the landfill which received waste or was authorized by state permits to receive waste had either received all necessary local zoning approvals or was not required by local ordinance to receive a zoning permit or other approval to operate. In 1988, the landfill received a state expansion permit for a 32-acre lined expansion area increasing the size of the permitted disposal area to 142 acres as well as a conditional use zoning approval from the local township. However, in 1990, the township adopted a new zoning ordinance which limited the height of municipal waste landfills to 35 feet above the original land contour. The landfill, as permitted in 1988 and as currently designed and permitted, exceeds the height limit in certain areas. The Company has maintained that the current permitted area is an existing nonconforming use and is not subject to the 35 foot height limitation imposed by the 1990 ordinance. If the township seeks to impose this limitation, and is successful, the existing permitted capacity of the Company's Pennsylvania landfill would be materially reduced resulting in significant costs to the Company.

  There has been an increasing trend at the state and local levels to mandate recycling and waste reduction at the source and to prohibit the disposal of certain types of wastes at landfills. Many states (including states in which the Company operates) have enacted laws that require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling, or other programs. Some states (including most states in which the Company operates) have adopted legislation that prohibits the disposal of yard waste, tires, and other items in landfills. These developments could result in a reduction in the volume of waste destined for landfills in certain areas, which may affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. Such effects could have a material adverse effect on the Company's business and results of operations.

PERMITS AND LICENSES

  The Company is required to obtain and maintain in effect various federal, state and local permits and licenses in connection with its solid waste collection and transportation operations. The Company also is required to obtain and maintain in effect various facility permits and other governmental approvals, including those related to environmental, zoning and land use, in order to develop and operate a landfill, a transfer station or a waste hauling operation, and is required to obtain additional permits and approvals to expand its existing landfill operations. These permits and approvals are difficult, time consuming, and costly to obtain, may be subject to community opposition, opposition by various local elected officials or citizens, regulatory delays and other uncertainties, and may be dependent upon the Company's facilities being included in state or local solid waste management plans and the Company's entering into satisfactory host agreements with local communities. In addition, operating permits may be subject to modification, renewal or revocation by the issuing agencies after issuance, which may increase the Company's obligations and reopen opportunities for opposition relating to the permits. Moreover, from time to time, regulatory agencies may impose moratoria on, or otherwise delay, the review or granting of these permits or approvals or such agencies may modify the procedures or increase the stringency of the standards applicable to the review or granting of such permits or approvals.

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

  CHAMBERSBURG, PENNSYLVANIA LANDFILL.   Prior to 1990, the Company's
Chambersburg, Pennsylvania landfill disposed of municipal solid waste in an unlined disposal area. This unlined area was operated by the former owner and has caused localized groundwater contamination. As a condition to a recent permit modification, the Company has agreed to remove all waste from unlined areas to remove the source of contamination and relocate the waste to a Subtitle D approved disposal area at the landfill. For the period of trash relocation, the Company will operate a groundwater removal and treatment system which has received a permit for the associated surface water discharge. Relocation of trash began in April 1997, is coordinated with new pad construction, and is sequenced to be completed over a 12-year period. At December 31, 1997, the Company had accrued approximately $5.4 million for such relocation. An additional condition of the permit modification requires groundwater monitoring of five private water supply wells off-site. Low levels of volatile organic compounds have been detected in two of these private water supply wells. The Company has not established a specific financial reserve for potential costs relating to this remediation or any additional potential liabilities associated with this contamination but it is not expected to be significant. The Company currently believes that ultimate resolution of these matters should not be material to it and should not have a material adverse effect on its business or results of operations. However, there can be no assurance that the Company's ultimate financial obligations related to these matters will not have a material adverse effect on the Company's business and results of operations.

  PITTSBURGH, PENNSYLVANIA LANDFILL.   An area of the Company's landfill in
Pittsburgh, Pennsylvania which is no longer used for disposal may be the source of contamination in the groundwater underlying the landfill. To address this contamination, a groundwater evaluation and abatement plan designed to control and remediate the contamination from that area has been implemented and has been approved by the State Regulatory Agency. The Company believes that the plan can be successfully implemented, however, no assurance is given that all contamination will be remediated. The Company recently received from the State Regulatory Agency a permit for development of an approximately 48-acre expansion area at the landfill. The issuance of the permit is under appeal by one person on the grounds that the criteria for the permit issuance were not satisfied. The Company will vigorously contest this appeal, and believes it will be successful although there can be no assurance on the final outcome.

  SOMERSET, KENTUCKY LANDFILL.   The Company ceased operations at its Somerset,
Kentucky landfill on June 30, 1995 because the existing permitted disposal area did not meet current state law design requirements. From June 30, 1995 to June 30, 1996, the Company operated a transfer station at the landfill site and disposed of waste at an alternate location. The Company simultaneously pursued a final state permit for an expansion area designed to meet the new state standards. The suspension of landfill operations and the diversion of waste to an alternate location had an adverse effect on the Company's operating results and the Company discontinued its transfer station operation on July 1, 1996. On July 1, 1997, the Company recommenced operation of its transfer station to fulfill the obligations of the disposal franchise until the Company's expansion area is completed. The Company received a final permit to construct its expansion area on October 14, 1996 (reissued February 26, 1997). The final permit issued for the Kentucky landfill expansion area incorporated the requirements contained in an October 8, 1996 Agreed Order which settled an administrative appeal filed by the Somerset Pulaski County Concerned Citizens Group. Prior to actual construction of the expansion area, the Company was required to complete an additional hydrogeologic investigation to confirm the adequacy of the groundwater monitoring program approved in the final permit. These studies are complete, reconfirming the adequacy of the groundwater monitoring program, although the Company has not received final review from the state regulatory agency with respect to the groundwater monitoring program. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's business or results of operations.

  MARYLAND LANDFILL.   Lead and other contaminants have been detected in a few
of the groundwater monitoring wells of the Maryland landfill. The Company and the State regulatory agency have agreed on an action plan to investigate groundwater conditions and to identify potential sources. The Company has agreed to prepare a contingency plan to identify what actions need to be taken, if after four quarters of monitoring, the regulatory authority determines that the landfill is contaminating the groundwater. An independent consultant has issued a report concluding that the landfill is not contaminating the groundwater and the elevated lead levels are related to sampling errors. Although the Company does not believe that the landfill is contaminating the groundwater, the Company estimates that the costs associated with a remediation of the lead in the groundwater would be approximately $500,000. The Company believes that the ultimate resolution of this matter should not have a material adverse effect on the Company's business or results of operations.

CLOSURE AND POST-CLOSURE OBLIGATIONS

  The Company has material financial obligations relating to closure and post-closure costs of the landfills it operates. While the precise amounts of these future obligations cannot be determined, the Company estimated the total costs to be approximately $27.8 million for final closure of its landfills, of which $8.5 million had been accrued at March 31, 1998. The Company makes an accrual for these costs based on consumed airspace in relation to the management's estimate of total available airspace of the landfills. Post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure) are estimated at $17.1 million. At March 31, 1998, the Company had accrued $5.5 million for such estimated post-closure costs. The Company will provide additional accruals based on engineering estimates of consumption of permitted landfill airspace over the useful lives of its landfills. There can be no assurance that the Company's ultimate financial obligations for actual closing or post-closing costs will not exceed the amount then accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's business and results of operations.

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

  The Company is required to post a form of financial assurance at its landfills to ensure proper closure and post-closure monitoring and maintenance. Additionally, some of the Company's collection and transportation contracts require performance and payout bonds to guarantee project completion and certain states may require collateral bonds to secure compliance with transportation requirements. The Company's ability to meet these bonding requirements is contingent upon the Company's performance record and creditworthiness. Any inability by the Company to maintain bonding capacity or a sizable increase in rates would have a material adverse impact on the Company's business and results of operations. At June 23, 1998, the Company had outstanding $19.4 million of bonds to secure its obligations.

  If the Company was unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it would be unable to remain in compliance with Subtitle D Regulations or comparable state requirements, and, among other things, may be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

EMPLOYEES

  At June 23, 1998, the Company had approximately 1,540 full-time employees, of which approximately 1,260 were employed in collection, transfer and disposal operations, 190 in clerical, administrative, and sales positions and 90 in management. Approximately 510 of the Company's employees at eight operating locations are covered by collective bargaining agreements. Management has not experienced a work stoppage and considers its employee relations to be good.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

  This Report contains certain statements that are "Forward Looking Statements" within the meaning of 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include, among other things, the discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity, and capital resources. Forward Looking Statements are included in "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, those disclosed in this section and under "Other Factors Influencing Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in this Report.

OTHER FACTORS INFLUENCING FUTURE RESULTS

   RISKS ASSOCIATED WITH COMPLETING PENDING ACQUISITIONS. The Company has entered into definitive agreements to acquire additional waste management businesses, the completion of which are subject to closing conditions, including due diligence and the requirements of obtaining certain governmental and other third party consents. No assurances can be given that the closing conditions will be satisfied or that the parties will be able to obtain such governmental and other third party consents. Accordingly, there can be no assurance that any of these pending acquisitions will occur.

  HISTORY OF LOSSES; WORKING CAPITAL DEFICITS; CONTINUING CHARGES. The Company has reported net losses in prior fiscal years, including a net loss to common stockholders of approximately $2.8 million (including $3.0 million in unusual items principally related to the Company's June 1996 change of control) during the fiscal year ended June 30, 1996. Additionally, the Company has reported working capital deficits, including $0.5 million and $1.6 million at June 30, 1997 and 1996, respectively. In connection with the financing of its acquisitions and business growth, the Company has incurred, and anticipates that it will continue to incur, significant debt and interest charges under its revolving credit facility. In addition, the Company will continue to recognize a significant amount of goodwill amortization charges in connection with its acquisitions of collection and transportation businesses and transfer stations that are accounted for under the "purchase" method of accounting. Such goodwill is amortized over a period not to exceed 40 years depending on the business acquired, resulting in an annual non-cash charge to earnings during that period. As the Company continues to pursue its acquisition program, its financial position and results of operations may fluctuate significantly from period to period.

  LIMITED OPERATING HISTORY IN REGARD TO SIGNIFICANT ASSETS. The Company's acquisition of solid waste collection, transportation and disposal businesses from July 1, 1996 through June 23, 1998 contributed approximately $102 million or 95% of the Company's revenues for the six months ended December 31, 1997 and approximately $254 million or 93% of the Company's assets at December 31, 1997. Because of the Company's relatively limited operating history with respect to these recently acquired businesses, no assurances can be given that the Company will be able to replicate or improve upon their historical financial performance.

  POTENTIAL INADEQUACY OF ACCRUALS FOR CLOSURE AND POST-CLOSURE COSTS. The Company has material financial obligations relating to closure and post-closure costs of the landfills it operates. While the precise amounts of these future obligations cannot be determined, the Company estimated the total costs of final closure of the currently permitted and operating areas at the Company's landfills to be approximately $22.9 million for final closure of its landfills, of which $4.7 million had been accrued at December 31, 1997. The Company makes an accrual for these costs based on consumed airspace in relation to the management's estimate of total available airspace of the landfills. Post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure) are estimated at $14.4 million. At December 31, 1997, the Company had accrued $3.6 million for such projected post-closure costs. The Company will provide additional accruals based on engineering estimates of consumption of permitted landfill airspace over the useful lives of its landfills. There can be no assurance that the Company's ultimate financial obligations for actual closing or post-closing costs will not exceed the amount then accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's business and results of operations.

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

  AVAILABILITY OF ACQUISITION TARGETS. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms which may increase acquisition costs to levels that are beyond the Company's financial capability or that may have an adverse effect on the Company's business and results of operations. Accordingly, no assurance can be given as to the number or timing of the Company's acquisitions or as to the availability of financing necessary to complete an acquisition. The Company also believes that a significant factor in its ability to consummate acquisitions will be the attractiveness of the Company's Common Stock as an investment to potential acquisition candidates. Such attractiveness may, in large part, be dependent upon the market price and capital appreciation prospects of the Common Stock compared to the equity securities of the Company's competitors. Many of the Company's competitors for acquisitions are larger, more established companies with significantly greater capital resources than the Company and whose equity securities may be more attractive than the Common Stock. To the extent the Common Stock is less attractive to acquisition candidates, the Company's acquisition program may be adversely affected.

  ABILITY TO INTEGRATE ACQUIRED BUSINESSES AND ACHIEVE OPERATING EFFICIENCIES. The Company is in the process of combining the businesses and assets that it has recently acquired into an integrated operating structure. This process may require, among other things, changes in the operating methods and strategies of these separate businesses. The future growth and profitability of the Company will be substantially dependent upon its ability to operate recently acquired companies, as well as additional businesses that may be acquired in the future, and integrate them in the Company's operations. The Company's strategy is to achieve economies of scale and operating efficiencies through increases in its size resulting from acquisitions. There can be no assurance that the Company's efforts to integrate acquired operations will be effective or that expected efficiencies and economies of scale will be realized. The failure to achieve any of these results could have a material adverse effect on the Company's business and results of operations.

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

  NEED FOR ADDITIONAL CAPITAL; POTENTIAL DILUTION. The Company's acquisition program required a steady increase in capital, which is expected to continue in the future as the Company pursues its strategy. The Company has used with respect to completed acquisitions and intends to use with respect to future acquisitions a combination of Common Stock, cash and the assumption of debt as consideration. In the event the Company issues Common Stock to make future acquisitions, the Company's stockholders may experience dilution in the net tangible book value per share of Common Stock and a regular infusion of additional Common Stock into the capital markets. To the extent the Company is unable to use Common Stock to make future acquisitions, its ability to grow may be adversely affected. The Company's capital requirements also include working capital needs to maintain daily operations and significant capital expenditures for cell construction and expansion of its landfills, closure and post-closure care costs associated with its landfills, equipment purchases, and debt repayment obligations and/or financial assurance obligations. To the extent that generated cash is not sufficient to meet the Company's capital needs, the Company will be required to raise additional funds through bank borrowings (such as its existing credit facility) and significant addtional equity and/or debt financings. No assurance can be given that additional funding will be available on terms favorable to the Company.

  DEPENDENCE ON KEY PERSONNEL. The Company's operations are substantially dependent upon the services of its executive officers, particularly Louis D. Paolino, Jr., the Chairman of the Board, Chief Executive Officer and President of the Company. The loss of the services of Mr. Paolino or one or more of the other executive officers of the Company could have a material adverse effect on the Company's business and results of operations. The Company does not maintain key-man life insurance policies on its executive officers.

  DEPENDENCE ON THIRD PARTY LANDFILLS. A substantial portion of the solid waste collected by the Company is delivered to third party landfills under informal arrangements or without long-term contracts. If these third parties increase their disposal fees and the Company is unable to pass along the increase to its customers, or if these third parties discontinue their arrangements with the Company and the Company is unable to locate alternative disposal sites, the Company's business and results of operations would be materially adversely affected.

    EXTENSIVE PERMITTING AND LICENSING REQUIREMENTS. The Company is required to obtain and maintain in effect various federal, state and local permits and licenses in connection with its solid waste collection and transportation operations. The Company is also required to obtain and maintain in effect various facility permits and other governmental approvals, including those related to environmental, zoning and land use, in order to develop and operate a landfill, a transfer station or a waste hauling operation, and is required to obtain additional permits and approvals to expand its existing landfill operations. These permits and approvals are difficult, time consuming, and costly to obtain, may be subject to community opposition, opposition by various local elected officials or citizens, regulatory delays and other uncertainties, and may be dependent upon the Company's facilities being included in state or local solid waste management plans and the Company's entering into satisfactory host agreements with local communities. In addition, operating permits may be subject to modification, renewal or revocation by the issuing agencies after issuance, which may increase the Company's obligations and reopen opportunities for opposition relating to the permits. Moreover, from time to time, regulatory agencies may impose moratoria on, or otherwise delay, the review or granting of these permits or approvals or such agencies may modify the procedures or increase the stringency of the standards applicable to the review or granting of such permits or approvals. There can be no assurance that the Company will be successful in obtaining and maintaining in effect the permits and approvals required for the successful operation and growth of its business, including permits and approvals required for the development of additional disposal capacity needed to replace existing capacity that becomes exhausted. The failure of the Company to obtain or maintain in effect a permit or approval significant to its business would have a material adverse effect on the company's business and results of operations.

    POTENTIAL ENVIRONMENTAL LIABILITY. The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners, particularly as a result of the contamination of drinking water sources or soil, including damage resulting from the conditions existing prior to the acquisition of such facilities by the Company. The Company also may be subject to liability from any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's business and results of operations.

    CERCLA imposes strict, joint, and several liability on the present owners and operators of facilities from which a release of hazardous substances into the environment has occurred, as well as any party that owned or operated the facility at the time of disposal of the hazardous substances regardless of when the hazardous substance was first detected. Similar liability is imposed upon the generators of waste that contains hazardous substances and hazardous substance transporters that select the treatment, storage, or disposal site. All such persons, who are referred to as potentially responsible parties, generally are jointly and severally liable for the expense of investigation, clean-up and natural resource damages relating to environmental contamination, regardless of whether they exercised due care or complied with all relevant laws and regulations. These costs can be substantial. Liability can be based upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the U.S. EPA and is not limited to the disposal of "hazardous wastes," as statutorily defined. It is likely that hazardous substances have in the past come to be located in landfills which the Company has been associated as an owner or operator or as a result of its solid waste collection operations. Moreover, the Company's solid waste collection operations may have transported hazardous substances in the past and may do so on occasion in the future.

    The National Emission Standards for Hazardous Air Pollutants ("NESHAPs") regulate the collection, packaging, transportation and disposal of asbestos-containing material. NESHAPs regulate visible emissions of asbestos fibers to outside air and require emissions controls and appropriate work practices. The Company transports and disposes of asbestos-containing materials. There can be no assurance that the Company will not face claims resulting from environmental liabilities relating to these and other materials in its solid waste management operations.

    CONTROL BY MANAGEMENT. Executive officers and directors of the Company as a group beneficially own a significant amount of the outstanding Common Stock. As a result, these existing stockholders, if acting together, will be able to influence significantly the election of individuals to the Board of Directors and the outcome of other matters submitted for stockholder consideration.

    YEAR 2000 DISCLOSURE. Currently, there is significant uncertainty regarding the impact of the Year 2000 on information systems, such as those used by the Company. The Company does not currently believe that the effects of any Year 2000 non-compliance on the Company's information systems should have any material adverse impact on the Company's business or results of operations. The Company anticipates that it will expend approximately $100,000 through December 31, 1998 in order to become 2000 compliant. There can be no assurance however, that the Company will not incur additional expenses or experience business disruption as a result of system problems associated with the century change.

ITEM 2.  PROPERTIES

  The principal fixed assets used by the Company are its landfills which are described under "Item 1. Business--Services--Waste Disposal." The eleven landfills currently owned by the Company are situated on sites owned by the Company.

  The Company leases approximately 10,000 square feet of office space in Mt. Laurel, New Jersey for its principal executive offices under a lease expiring in July 2007. The Company owns real estate, buildings, and other properties that it employs in substantially all of its solid waste collection, transportation, and disposal operations.

  At June 23, 1998, the Company owned or leased approximately 1,330 items of equipment, including waste collection vehicles and related support vehicles, as well as bulldozers, compactors, earth movers, and related heavy equipment and vehicles used in landfill operations. At June 23, 1998, the Company also had approximately 46,000 steel containers in use, ranging from one to 45 cubic yards. The Company believes that its vehicles, equipment, and operating properties are well maintained and adequate for its current operations. However, the Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

ITEM 3.  LEGAL PROCEEDINGS

  One of the Company's solid waste collection subsidiaries is a party to a Superfund litigation, which has been settled by substantially all of the defendants. The Company is being defended in this action by one of its insurance carriers, which did not accept a $13,000 settlement offer. Because the settlement offer was not accepted, the Company could be subject to claims for any deficiency between the amount contributed by all settling parties and the actual costs of remediating the site. While the Company has no reason to believe that any such claims will be asserted and no meaningful basis to estimate the amount of such claims, no assurances can be given that they would not be brought or that the amount claimed would not be substantial. Were any such claims to be asserted, the Company would vigorously assert all available defenses and believes that its liability, if any, would either be covered by insurance or, under applicable law, be the responsibility of the carrier because of its failure to accept settlement. However, no assurances can be given that insurance proceeds would cover the entire amount of the claim or that the Company would prevail in any action against the carrier. Accordingly, there can be no assurance that the Company's ultimate financial obligations related to this matter will not have a material adverse affect on the Company's business and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the quarter ending December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                HIGH     LOW
                                               ------   ------

Fiscal Year Ended June 30, 1996
 First Quarter..............................  $ 2 1/4  $ 1 1/4
 Second Quarter.............................    2 1/4    1 1/2
 Third Quarter..............................    1 3/4        1
 Fourth Quarter.............................    7 1/8    1 1/4

Fiscal Year Ended June 30, 1997
 First Quarter..............................  $7 1/16  $     5
 Second Quarter.............................   10 3/8    6 1/2
 Third Quarter..............................   14 1/8    8 3/8
 Fourth Quarter.............................   18 1/8   11 3/8

Transition Period Ended December 31, 1997
 First Quarter..............................  $19 1/2  $15 1/4
 Second Quarter.............................   26 1/4   18 7/8

Year Ending December 31, 1998
 First Quarter..............................  $27 3/4  $19 1/8

  The closing price for the Common Stock on June 23, 1998 was $31.5625. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of the outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.

     As of June 23, 1998, the Company had 316 holders of record and approximately 4,485 beneficial owners of its Common Stock.

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

(b) RECENT SALES OF UNREGISTERED SECURITIES.

     The information related to this section was previously provided in the Company's Form 10-Q's dated September 30, 1997 and December 31, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated statement of operations, balance sheet and other operating data of the Company as of the dates and for the periods indicated. The financial information has been derived from the Company's audited consolidated financial statements. The selected consolidated financial data below should be read in conjunction with the Company's audited consolidated financial statements and notes thereto at December 31, 1997, and June 30, 1997 and 1996, and for the six month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        SIX MONTHS ENDED
                                          DECEMBER 31,                          YEARS ENDED JUNE 30, (1)
                                        ----------------  ---------------------------------------------------------------------
                                            1997              1997           1996           1995           1994          1993
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues  ............................   $   106,870    $   145,274    $    99,988    $    91,245    $    72,900    $    8,684
Cost of revenues  ....................        73,323        106,109         80,240         68,487         54,734         4,049
Selling, general and
 administrative expenses    ..........        13,377         19,501         16,003         13,456         11,329         4,907
Depreciation and amortization.........         6,435          7,202          5,339          5,370          4,227         1,809
Merger costs  ........................         2,725          3,337             --             --             --            --
                                         -----------    -----------    -----------    -----------    -----------    ----------
Operating income (loss)  .............        11,010          9,125         (1,594)         3,932          2,610        (2,081)
Interest expense, net  ...............        (1,279)        (3,164)        (1,287)        (1,104)          (603)         (229)
Other income (expense)  ..............           256            595            145            172            725           123
                                         -----------    -----------    -----------    -----------    -----------    ----------
Income (loss) from
 continuing operations
 before income taxes  ................         9,987          6,556         (2,736)         3,000          2,732        (2,187)
Income tax expense (benefit)  ........         3,518          1,879             96            262           (103)         (715)
                                         -----------    -----------    -----------    -----------    -----------    ----------
Net income (loss) from
 continuing operations  ..............   $     6,469    $     4,677    $    (2,832)   $     2,738    $     2,835    $   (1,472)
                                         ===========    ===========    ===========    ===========    ===========    ==========
Basic earnings (loss) per share
 from continuing operations  .........   $       .28    $       .29    $      (.25)   $       .27    $       .28    $     (.34)
                                         ===========    ===========    ===========    ===========    ===========    ==========
Weighted average number of
 shares outstanding  .................    23,421,362     16,220,259     11,473,345     10,299,624     10,291,597     4,392,022
                                         ===========    ===========    ===========    ===========    ===========    ==========
Diluted earnings (loss) per share
 from continuing operations  .........   $       .26    $       .27    $      (.25)   $       .26    $       .27    $     (.34)
                                         ===========    ===========    ===========    ===========    ===========    ==========
Weighted average number of
 shares outstanding  .................    24,968,299     17,183,952     11,473,345     10,392,232     10,462,898     4,392,022
                                         ===========    ===========    ===========    ===========    ===========    ==========

OTHER OPERATING DATA:
EBITDA /(2)/..........................   $    17,445    $    16,327    $     3,745    $     9,302    $     6,837    $     (272)

                                        DECEMBER 31,                           JUNE 30, /(1)/
                                       ------------     ------------------------------------------------------
                                          1997             1997        1996       1995       1994       1993
BALANCE SHEET DATA:
Working capital (deficit)...........    $ 11,058         $   (461)   $(1,592)   $ 1,220    $ 2,314    $ 2,199
Total assets........................    $274,639         $183,183    $49,161    $42,400    $36,048    $16,792
Long-term debt and capitalized
 leases, less current portion.......    $ 57,062         $ 66,914    $13,196    $ 7,627    $ 5,593    $ 1,994
Total liabilities...................    $119,700         $123,339    $32,246    $22,696    $19,038    $ 6,988
Total stockholders' equity..........    $154,939         $ 59,844    $16,915    $19,695    $17,010    $ 9,804

-------------

SELECTED FINANCIAL DATA FOOTNOTES

(1) Subsequent to June 30, 1996, the Company acquired Super Kwik, Inc. and its affiliates ("Super Kwik") and Donno Company, Inc. and its affiliates ("Donno") and subsequent to June 30, 1997, the Company acquired Hamm's Sanitation, Inc. and H.S.S., Inc. ("Hamm's"), and subsequent to December 31, 1997, the Company acquired Bluegrass Containment, Inc. ("Bluegrass"), Frank Stamato & Company and its affiliates ("Stamato"), and Ecology Systems, Inc. and its affiliates ("Ecology") in separate transactions. Each of these business combinations was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated for periods prior to the acquisition to include the results of operations, financial position and cash flows of those companies. June 30, 1993 and the year then ended included above has not been restated to include these acquisitions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. The consolidated financial statements of the Company include the financial position and results of operations of (i) Bluegrass, which was acquired on March 9, 1998, (ii) Ecology, which was acquired on March 31, 1998, and (iii) Stamato, which was acquired on March 31,1998. Each of these transactions was accounted for under the pooling of interests method of accounting.

     On April 1, 1998, the Company adopted a change in its fiscal year from June 30 to December 31 in order to facilitate greater comparability with its peer group by the financial community. Consequently, the registrant is filing this transition report on Form 10-K for the six-month transition period beginning July 1, 1997 and ending December 31, 1997 in accordance with the rules of the Securities Exchange Act of 1934, as amended. The six-month transition period of July 1, 1997 through December 31, 1997 ("transition period") precedes the start of the new fiscal year. Financial information and other data concerning the Company and its operations have been filed with the Securities and Exchange Commission since December 31, 1997, including without limitation its Form 10-Q for the Quarter ended March 31, 1998. The Company's financial performance during the transition period is not necessarily indicative of future performance.

     The following discussion includes Forward Looking Statements. The accuracy of such statements depends upon a variety of factors that may affect the business and operations of the Company. The Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue certain statements that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate. See "Part I. Item 1. Business -- Disclosure Regarding Forward Looking Statements."

INTRODUCTION

     REVENUES

     The Company is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. Of the Company's revenues for the six months ended December 31, 1997, approximately 86% was attributable to solid waste collection and transportation operations, approximately 8% was attributable to solid waste disposal operations, and approximately 6% was attributable to other waste management services.

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

     The Company's solid waste landfills earn revenues from disposal fees charged to third parties and from disposal fees charged to the Company's collection and transportation operations that dispose of solid waste at the Company's landfills. These landfills receive solid waste from the Company's own collection companies and transfer stations, as well as from independent collection operators. Over the six months ended December 31, 1997, approximately 17% of the Company's revenues generated from collection operations represented solid waste collected by the Company that was delivered for disposal at its own landfills, and approximately 23% of the Company's revenue generated from landfill disposal operations represented solid waste disposed of at the Company's landfills that was delivered by the Company.

     The Company's prices for solid waste collection, transportation and disposal services are typically determined by the volume, weight, or type of waste collected, as well as other factors including the competitive pricing environment. The Company's ability to pass on cost increases may be limited by the terms of its contracts.

     COST OF REVENUES

     Cost of revenues consists primarily of tipping fees paid to third party landfills, accruals for future landfill closure and post-closure costs, direct labor and related taxes and benefits, subcontracted transportation and equipment rental charges, maintenance and repairs of equipment and facilities, environmental compliance costs and site maintenance costs for landfills, fuel, and landfill assessment fees and taxes. See " - Liquidity and Capital Resources."

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

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

     At December 31, 1997, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $492,000. The Company periodically reviews the future realization of these capitalized project costs and makes provisions against capitalized costs that are associated with projects that are not likely to be completed.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization consists primarily of depreciation of buildings, vehicles, and machinery and equipment, amortization of capitalized direct landfill development costs, and amortization expense related to intangible assets including goodwill. Property and equipment is depreciated over the estimated useful life of the assets using the straight line method. Intangible assets, including goodwill, are amortized using the straight line method for periods not exceeding 40 years.

     Certain direct engineering, legal, permitting, construction, and other costs associated with expansion of landfills, together with related interest costs, are capitalized and are amortized over the estimated useful life of the site using the unit of production method as airspace is consumed. Successful permitting of additional landfill disposal capacity improves the Company's profitability by increasing the airspace over which the Company may amortize capitalized costs of the landfill. At December 31, 1997, capitalized costs related directly to the acquisition and expansion of existing and future landfills and cell development were $85.0 million.

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

     OTHER INCOME (EXPENSES)

     Other income and expense, which includes gains and losses on sales of equipment, has not historically been material to the Company's results of operations.

     TAXES

     At December 31, 1997, the Company has approximately $3.6 million of net operating loss carryforwards for federal income tax purposes. For the six month period ending December 31, 1997, the Company's tax provision reflects an effective tax rate of approximately 35.2%. Due to management's acquisition strategy, it's future effective tax rate will differ from federal and state statutory tax rates primarily due to acquisition related adjustments including the effects of differences in the treatment of goodwill for book and tax purposes.

     ACQUISITION PROGRAM

    In June 1996, the Company initiated an acquisition program to expand its operations by acquiring solid waste collection, transportation, and disposal businesses, principally in the eastern United States. Approximately $102 million or 95% of the Company's revenues for the six months ended December 31, 1997 and approximately $254 million or 93% of the Company's assets at December 31, 1997 resulted from 45 acquisitions consummated by the Company between July 1996 and June 23, 1998. Of these 45 acquisitions, 34 have been accounted for under the purchase method of accounting and 11 have been accounted for under the pooling of interests method of accounting.

    With respect to the 34 acquisitions that have been accounted for under the purchase method of accounting, goodwill is amortized over a period not to exceed 40 years, resulting in an annual noncash charge to earnings during the amortization period. Accordingly, if the Company completes additional acquisitions which are accounted for under the purchase method of accounting, its financial position and results of operations may fluctuate significantly from period to period, as a result of additional noncash charges relating to goodwill. Amortization expense of goodwill was approximately $781,000 for the six months ended December 31, 1997.

    In addition, the Company closed into escrow on May 12, 1997 the pending acquisitions of Golden Gate and Coney Island pending approval of the transactions by the New York City Trade Waste Commission (the "TWC").
Estimated consideration relating to the Golden Gate and Coney Island acquisitions consists of an aggregate of 288,820 unregistered shares of Common Stock and the assumption of approximately $3.0 million of debt. The acquisitions of Golden Gate and Coney Island will be accounted for under the purchase method.

    In connection with each of its acquisitions, the Company attempts to implement a number of cost saving measures, including possible reductions in management levels and other personnel, the implementation of centralized management and cost controls, and the elimination of duplicate collection routes.

    Because of the relative importance of acquired business and assets to the Company's financial performance, the Company does not believe that its historical financial statements are necessarily indicative of future performance.

    SUBSEQUENT ACQUISITIONS

    On February 12, 1998, the Company acquired Kelly Run Sanitation, Inc. ("Kelly Run Landfill") from USA Waste Services, Inc. Consideration under the agreement consisted of 250,000 unregistered shares of common stock of the Company in exchange for all the issued and outstanding shares of Kelly Run Landfill. This transaction will be accounted for using the purchase method of accounting.

    On May 29, 1998, the Company acquired certain assets of Kimmins Corp., Transcor Waste Services, Inc., and Kimmins Recycling Corp. (collectively, "Kimmins"). Consideration under the agreement consisted of $11,596,000 of cash to the sellers. This transaction will be accounted for using the purchase method of accounting

    Additionally, from January 1, 1998 to June 30, 1998, the Company acquired the assets of 14 collection companies in separate transactions. Total consideration under the agreements consisted of approximately 384,000 shares of Common Stock, cash of approximately $13.9 million to the sellers, and the assumption of approximately $124,000 of long term debt. These transactions will be accounted for using the purchase method of accounting.

    Also, between May 29, 1998 and June 25, 1998, the Company completed mergers with five companies (three solid waste collection companies, one special waste collection company and one landfill) in separate transactions. The Company issued 431,125 shares of its common stock in exchange for all the issued and outstanding stock of these companies. These transactions will be accounted for using the pooling of interests method. Periods prior to the consummation of the merger will not be restated to include the accounts of these companies as combined results would not be materially different from the results as presented.

    On June 26, 1998, the Company acquired all of the stock of several residential and commercial waste collection and recycling operations (All Waste Systems, Inc. and Ulster Sanitation, Inc.)("All Waste and Ulster") and related companies in exchange for approximately 2,300,000 shares of the Company's common stock. These combinations are anticipated to be accounted for using the pooling of interests method of accounting. Revenues and net loss for the year ended December 31, 1997, for All Waste and Ulster, on a combined basis, were $31,201,000 and $588,000, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996

     The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                           SIX MONTHS
                                              ENDED
                                          DECEMBER 31,
                                       -----------------
                                        1997       1996
                                       ------     ------
                                               (unaudited)
Revenues..............................   100.0%   100.0%
Cost of revenues......................    68.6     78.7
Selling, general and administrative...    12.5     11.5
Depreciation and amortization.........     6.0      4.6
Merger costs..........................     2.6      2.9
                                         -----    -----

Operating income......................    10.3      2.3
Interest expense, net.................    (1.2)    (1.5)
Other income, net.....................     0.3      0.4
                                         -----    -----

Income before income taxes............     9.4      1.2
Income tax expense....................     3.3      1.2
                                         -----    -----
Net income............................     6.1%     0.0%
                                         =====    =====

     Revenues for the six months ended December 31, 1997 were $106.9 million compared to $65.0 million for the six months ended December 31, 1996, an increase of $41.9 million, or 64.0%. The principal factor affecting the increase in revenues was the impact of acquisitions accounted for as purchases made in the past twelve months, primarily consisting of Pappy, Pine Grove, SRP and several solid waste collection companies in the New York and Florida markets, which contributed aggregate revenues of $19.7 million for the six months ended December 31, 1997. The acquisitions of Super Kwik, Donno, Hamm's, Bluegrass, Stamato and Ecology, which have been accounted for as poolings of interests, contributed revenue of $57.9 million for the six months ended December 31, 1997 compared to $50.1 million for the six months ended December 31, 1996, an incremental increase of $7.8 million. Additionally, Apex contributed revenues of $8.7 million for the six months ended December 31, 1997, as compared to $4.4 million for the six months ended December 31, 1996. The primary reason for this increase is that, although the acquisition of Apex was accounted for as a pooling of interests, Apex did not commence operations until October 1, 1996. Also, because R&A Bender, Inc. was acquired on December 10, 1996, it contributed only $526,000 to revenues for the six months ended December 31, 1996, as compared to revenues of $4.4 million for the six months ended December 31, 1997.

     Cost of revenues for the six months ended December 31, 1997, was $73.3 million compared to $51.2 million for the six months ended December 31, 1996, an increase of $22.1 million or 43.2%. Cost of revenues as a percentage of revenues for the six months ended December 31, 1997 was 68.6% compared to 78.7% for the same period in fiscal 1997. This decrease in percentage was primarily due to (i) the acquisition by the Company of five landfills, which operate at higher margins than the Company's other operations, (ii) economies of scale relating to the Company's increase in size over the period, and (iii) operating efficiencies.

     Selling, general, and administrative expenses for the six months ended December 31, 1997, were $13.4 million compared to $7.5 million for the six months ended December 31, 1996, an increase of $5.9 million or 79%. These expenses as a percentage of revenues for the six months ended December 31, 1997, were 12.5% compared to 11.5% for the same period in fiscal 1997. The slight increase as a percentage of revenues reflects the increased infrastructure, including accounting, finance, legal and administration, necessary to integrate the acquisitions consummated. This increase was partially offset by the elimination of redundant overhead as acquisitions in certain geographic areas were consolidated.

     Depreciation and amortization totaled $6.4 million, or 6.0% of revenues, for the six months ended December 31, 1997, versus $3.0 million, or 4.6% of revenues, for the same period in fiscal 1997. This increase was primarily due to increased depreciation, landfill amortization, and amortization of goodwill and other intangibles associated with the acquisitions.

     Merger costs for transaction costs and costs related to integrating operations during the six months ended December 31, 1997, were $2.7 million, related to the acquisition of Waste X acquired on August 14, 1997 and Hamm's, acquired on December 1, 1997 and mergers consummated in the year ended June 30, 1997. These acquisitions were accounted for as poolings of interests. Merger costs for the same period in fiscal 1997 were $1.9 million and related to the acquisition of Super Kwik.

  The tax provision of $3.5 million for the six months ended December 31, 1997, principally relates to the recording of federal and state tax liabilities at statutory rates, adjusted for certain non-deductible items, and excludes S Corporation income prior to the pooling dates. The tax provision of $789,000 for the six months ended December 31, 1996, principally relates to the completion of the merger with Super Kwik, and reflects the recording of a deferred tax liability as of the date of the merger, the date Super Kwik's S Corporation election was terminated.

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997

   The following table presents, for the periods indicated, the period to period change in dollars (in thousands) and percent for the various Consolidated Statements of Operations line items.

                                                                      PERIOD TO PERIOD INCREASE (DECREASE)

                                                  -----------------------------------------------------------------------------
                                                           FOR THE YEARS ENDED                FOR THE YEARS ENDED JUNE 30,
                                                         JUNE 30, 1997 AND 1996                      1996 AND 1995
                                                  -------------------------------------      ----------------------------------
   Revenues                                                  $45,286         45.3%                 $  8,743           9.6%
   Cost and expenses:
   Cost of revenues                                           25,869         32.2                    11,752          17.2
   Selling, general and administrative                         3,498         21.9                     2,547          18.9
   Depreciation and amortization                               1,863         34.9                       (30)         (0.6)
   Merger costs                                                3,337           --                        --            --
                                                     ---------------                         --------------
                                                              34,567         34.0                    14,269          16.3
                                                     ---------------                         --------------
   Operating income (loss)                                    10,719           --                   (5, 526)           --
                                                     ---------------                         --------------
   Interest expense, net                                       1,877        145.8                       183          16.6
   Other income, net                                             450        310.3                       (27)        (15.7)
                                                     ---------------                         --------------
                                                               1,427        124.9                       210          22.6
                                                     ---------------                         --------------
   Income (loss) before income taxes                           9,292           --                    (5,736)           --
   Income tax expense                                          1,783           --                      (166)        (63.4)
                                                     ---------------                         --------------
   Net income (loss)                                         $ 7,509           --                  $ (5,570)           --
                                                     ===============                         ==============


The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                                                   YEAR ENDED JUNE 30,

                                                               -------------------------------------------------------------
                                                                     1997                  1996                    1995
                                                               ----------------       --------------        ----------------
  Revenues                                                                100.0%               100.0%                  100.0%
  Cost of revenues                                                         73.0                 80.2                    75.1
  Selling, general and administrative expenses.                            13.4                 16.0                    14.7
  Depreciation and amortization                                             5.0                  5.3                     5.9
  Merger costs                                                              2.3                   --                      --
                                                               ----------------       --------------        ----------------
  Operating income (loss)                                                   6.3                 (1.5)                    4.3
  Interest expense, net                                                    (2.2)                (1.3)                   (1.2)
  Other income, net                                                         0.4                  0.1                     0.2
                                                               ----------------       --------------        ----------------
  Income (loss) before income taxes                                         4.5                 (2.7)                    3.3
  Income tax expense                                                        1.3                  0.1                     0.3
                                                               ----------------       --------------        ----------------
  Net income (loss)                                                         3.2%                (2.8)%                   3.0%
                                                               ================       ==============        ================

   Revenues for the year ended June 30, 1997 were $145.3 million compared to $100.0 million for the year ended June 30, 1996, an increase of $45.3 million or 45.3%. The principal factors affecting the increase in revenues were (1) the impact of 14 acquisitions accounted for under the purchase method, which contributed aggregate revenues of $24.1 million for the year ended June 30, 1997, including the acquisitions of Allied Waste Services, Inc., Waste Services, Inc., Environmental Waste Systems, Inc., R & A Bender, Inc., and their respective affiliates, and (2) the acquisitions of Super Kwik, Inc. and its affiliates (''Super Kwik''), and Donno Company, Inc. and its affiliates (''Donno''), which have been accounted for under the pooling of interests method, and which contributed revenue of $35.8 million for the year ended June 30, 1997 compared to $31.9 million for the year ended June 30, 1996, an increase of $3.9 million. Additionally, the acquisition of Apex Waste Services, Inc. (''Apex''), which has been accounted for under the pooling of interests method, contributed revenues of $13.1 million since its inception of operations on October 1, 1996.

   Revenues increased $8.7 million or 9.6% in fiscal 1996 compared to fiscal 1995. The principal factors affecting the increase in revenues were increased revenues at Ecology, Super Kwik, and Stamato partially offset by the closure of the Company's collection operations in South Carolina and declines in revenues at the Company's landfills in South Carolina and Kentucky. Additionally, during the year ended June 30, 1995 Donno realized the benefit of a one-time contract termination settlement of $660,000.

   Cost of revenues for the year ended June 30, 1997 were $106.1 million compared to $80.2 million for the year ended June 30, 1996, an increase of $25.9 million or 32.2%. Cost of revenues as a percentage of revenues for the year ended June 30, 1997 was 73.0% compared to 80.2% for the same period in fiscal 1996. Cost of revenues as a percentage of revenues decreased during this period primarily due to the acquisition by the Company of three landfills, which operated at relatively higher margins than the Company's other operations and due to the operating efficiencies imposed on previously private acquired companies accounted for as poolings of interests. A portion of the decrease was also attributable to economies of scale relating to the Company's increase in size over the period.

   Cost of revenues increased approximately $11.8 million in fiscal 1996 compared to fiscal 1995. The principal factors affecting the increase in cost of revenues for the year ended June 30, 1996 were (1) a 10% rise in revenues, (2) a charge of $900,000 for closure and post-closure monitoring costs relating to the Company's Kentucky landfill, and (3) an increase at Super Kwik due to acquisitions completed in January and November of 1995.

   Selling, general and administrative expenses for the year ended June 30, 1997 were $19.5 million compared to $16.0 million for the year ended June 30, 1996, an increase of $3.5 million. These expenses as a percentage of revenues for the year ended June 30, 1997 were 13.4% compared to 16.0% for the same period in fiscal 1996. This reduction as a percentage of revenue was primarily due to (1) certain cost savings related to economies of scale in restructuring the Company's insurance program and (2) overall economies gained through elimination of redundant overhead as a result of integration of acquisitions. Additionally, in fiscal 1996 the Company incurred unusual operating costs related to the change in control of the Company in June of 1996, and increases in certain reserves.

   Selling, general and administrative expenses increased $2.5 million, or 18.9% in fiscal 1996 as compared to fiscal 1995. These expenses as a percentage of revenues for the year ended June 30, 1996 were 16.0% compared to 14.7% for the same period in 1995. The increase resulted primarily from the aforementioned special charges taken in fiscal 1996.

   Depreciation and amortization totaled $7.2 million, or 5.0% of revenues, in fiscal 1997 versus $5.3 million, or 5.3% of revenues, in fiscal 1996. This increase was due primarily to increased depreciation and landfill amortization as a result of businesses and assets acquired as well as amortization of goodwill and other intangibles associated with the acquisitions.

   Depreciation and amortization for the year ended June 30, 1996 of $5.3 million was consistent with the fiscal 1995 amount of $5.4 million.

   Merger costs incurred during the year ended June 30, 1997 totaled $3.3 million relating to the acquisitions of Super Kwik, Donno, and Apex. Merger costs include $835,000 of transaction costs and $2.5 million of costs related to integrating operations.

   Net interest expense for the year ended June 30, 1997 was $3.2 million compared to $1.3 million for the year ended June 30, 1996, an increase of approximately $1.9 million. This increase is principally the result of borrowings under the Company's credit facility relating to (1) acquisitions, (2) the purchase of real estate and (3) equipment financing in fiscal 1997. Net interest expense for the year ended June 30, 1996 of $1.3 million was slightly higher than the $1.1 million expense in fiscal 1995.

   Other income, net, for the year ended June 30, 1997 was $595,000 compared to $145,000 for the year ended June 30, 1996, an increase in income of $450,000. This change was primarily due to a $489,000 one-time write down, in fiscal 1996, to estimated net realizable value of landfill, hauling and real estate assets no longer considered integral to the operation of the Company after its change of control in June 1996. Other income, net, for the year ended June 30, 1996 was $145,000 as compared to $172,000 for the year ended June 30, 1995. This decrease was due primarily to the aforementioned write down in fiscal 1996.

   The tax provision for the year ended June 30, 1997 included $904,000 relating to the completion of the mergers with Super Kwik, Donno, and Apex. The provision reflects the recording of a deferred tax provision as of the date of the respective mergers, at which time the pooled entities' S corporation elections were terminated. The Company's effective tax rate, including both federal and state taxes, was 27.8% for fiscal 1997. The effective tax rate was less than the federal and state statutory rates primarily due to the reversal of the valuation allowance and income taxed under Subchapter "S" of the Internal Revenue Code. In 1996, the tax expense relates primarily to the recording of previously taxed "C" corporation earnings related to the merger with Hamm's and a valuation allowance offsetting the current year tax benefit of net operating loss carryforwards due to a lack of certainty of realization of these loss carryforwards in future years as a result of historic reported operating losses. The Company's effective tax rate, including both federal and state taxes, was 6.6% for fiscal 1995. In 1995, the Company's effective tax rate was lower than the federal statutory rates primarily due to income which was taxed under Subchapter "S" of the Internal Revenue Code.


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

     At December 31, 1997, the Company had working capital of $11.1, including cash and cash equivalents of $6.7 million. For the six months ended December 31, 1997, net cash provided by operations was approximately $4.4 million, net cash provided by financing activities was approximately $57.0 million and net cash used in investing activities was approximately $60.2 million resulting in an increase in cash and cash equivalents of $1.2 million during this period. Cash expended during the period included: (i) $44.1 million relating to acquisitions,
(ii) $10.1 million for the purchase of operating equipment and real estate, and
(iii) $5.3 million related to the permitting and development of landfill space.

     On September 25, 1996, the Company entered into a revolving credit facility with BankBoston, N.A. (formerly known as First National Bank of Boston) and Bank of America Illinois to provide for borrowings up to $30 million (the "Credit Facility"). The Credit Facility was increased to $50 million on January 27, 1997, to $100 million on May 8, 1997, and to $150 million on October 27, 1997. The Credit Facility is available for repayment of debt, funding of acquisitions, working capital, and for up to $50 million in standby letters of credit. At June 23, 1998, all borrowings under this facility have been repaid with the proceeds from the Offering completed in June 1998.

     At the Company's option, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as defined in the loan agreement. On June 23, 1998, the applicable interest rate was 6.375%. The facility expires in October 2002. The Credit Facility requires the payment of a commitment fee, payable in arrears, based in part on the unused balance and provides for certain restrictions on, among other things, the ability of the Company to incur borrowings, sell assets, acquire assets, make capital expenditures or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios and balance sheet and cash flow leverage ratios, and requires profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

     In August 1997, the Company issued 5,175,000 shares of Common Stock at $17.75 per share in a public offering. The net proceeds of $85.3 million after deducting underwriting discounts, commissions and other offering expenses were used to reduce outstanding debt under the Credit Facility by $57.5 million with the remainder to be used for future acquisitions, capital expenditures and working capital. The Company invested the unused net proceeds in short-term interest bearing securities.

     In June 1998, the Company completed its registration and sale of 8,625,000 shares for $26.375 which included the sale of 500,000 shares by selling shareholders and the sale by the Company of 1,125,000 shares to cover overallotments. Net proceeds to the Company, after deduction of fees and related costs, were approximately $204,000,000. The unaudited pro forma diluted earnings per share for the six months ended December 31, 1997 assuming the issuance of these shares and receipt of related proceeds on July 1, 1997 and the reduction of outstanding indebtedness and related interest expense, net of income taxes, would have been $.21 per share.

     To date the Company has required substantial amounts of capital and it expects to continue to expend substantial amounts to support its acquisition program and the expansion of its disposal and transportation operations. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $35 million for the twelve months ending December 31, 1998. The Company has addressed its capital needs through private and public offerings of Common Stock and by establishing the Credit Facility. The Company believes that the Credit Facility, the funds expected to be generated from operations, and net proceeds from possible future equity offerings will provide adequate cash to fund the Company's working capital and other cash needs for the foreseeable future.

     The Company has material financial obligations relating to closure and post-closure costs of the landfills it operates. While the precise amounts of these future obligations cannot be determined, the Company estimated the total costs of final closure of the currently permitted and operating areas at the Company's landfills to be approximately $22.9 million for final closure of its landfills, of which $4.7 million had been accrued at December 31, 1997. The Company makes an accrual for these costs based on consumed airspace in relation to the management's estimate of total available airspace of the landfills. Post-closure monitoring costs pursuant to applicable regulations (generally for a term of 30 to 40 years after final closure) are estimated at $14.4 million. At December 31, 1997, the Company had accrued $3.6 million for such projected post-closure costs. The Company will provide additional accruals based on engineering estimates of consumption of permitted landfill airspace over the useful lives of its landfills. There can be no assurance that the Company's ultimate financial obligations for actual closing or post-closing costs will not exceed the amount then accrued and reserved or amounts otherwise receivable pursuant to insurance policies or trust funds. Such a circumstance could have a material adverse effect on the Company's business and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the current directors and executive officers of the Company.

   NAME                                   AGE                             POSITION
   ----                                   ---                             --------
   Louis D. Paolino, Jr................    42         Chairman of the Board, President, and Chief Executive Officer
   Dennis M. Grimm.....................    48         Executive Vice President and Chief Operating Officer
   Gregory M. Krzemien.................    38         Chief Financial Officer and Treasurer
   Robert M. Kramer....................    45         General Counsel, Executive Vice President and Secretary
   Willard Miller......................    61         Executive Vice President
   Glen M. Miller......................    40         Executive Vice President
   John W. Poling......................    52         Vice President--Finance
   Neal Rodrigue.......................    34         Vice President--Operations
   Ronald R. Pirollo...................    39         Controller and Chief Accounting Officer
   Kenneth Chuan-Kai Leung.............    53         Director
   George O. Moorehead.................    45         Director
   Matthew J. Paolino..................    33         Director
   Constantine N. Papadakis............    52         Director

  LOUIS D. PAOLINO, JR. has served as Chairman of the Board, President, and Chief Executive Officer of the Company since June 1996. Mr. Paolino has over 15 years of experience in the solid waste management industry. From 1989 to June 1996, Mr. Paolino was President of Soil Remediation of Philadelphia, Inc., a company engaged in the business of treating contaminated soil and which was sold to USA Waste Services Inc., a waste management corporation, in September 1993. From September 1993 to June 1996, Mr. Paolino served as Vice President of USA Waste Services, Inc. Mr. Paolino currently serves as President of Blue Pointe, Inc., the lessor of the Company's executive offices in Mt. Laurel, New Jersey. From November 1995 to January 1996, Mr. Paolino served on the Board of Directors of Metal Management, Inc., formerly known as General Parametrics Corp., a publicly traded company. Mr. Paolino received a B.S. degree in Civil Engineering from Drexel University. Mr. Paolino is the brother of Matthew J. Paolino, a Director of the Company.

  DENNIS M. GRIMM has served as the Chief Operating Officer of the Company since December 1, 1997. From March to December 1997, Mr. Grimm served as the Company's Vice President of Operations. Mr. Grimm has over 25 years of experience in the solid waste industry. From October 1996 to March 1997, Mr. Grimm was President and Chief Executive Officer of Apex Waste Services, Inc., which was acquired by the Company in March 1997. From 1994 to 1997, Mr. Grimm served as President of National Earth Products, Inc. and NEP Sand & Gravel. From 1984 to 1994, he served as Group Vice President and Regional Manager for WMX Technologies, Inc. (Northeast Region).

  GREGORY M. KRZEMIEN has served as Chief Financial Officer and Treasurer of the Company since August 1992. From October 1988 to August 1992, Mr. Krzemien was a senior audit manager with Ernst & Young LLP, and held other positions with that firm since 1981. Mr. Krzemien received a B.S. degree in Accounting from Pennsylvania State University and is a certified public accountant.

  ROBERT M. KRAMER has served as General Counsel, Executive Vice President, and Secretary of the Company since June 1996. Mr. Kramer is an attorney and has practiced law since 1979 with various firms, including Blank Rome Comisky & McCauley, Philadelphia, Pennsylvania and Arent Fox Kitner Plotkin & Kahn, Washington, D.C. Mr. Kramer has represented public and private companies in the waste management industry for over 15 years. Since 1989, Mr. Kramer has been the sole partner of Robert M. Kramer & Associates, P.C., a law firm consisting of three lawyers. Although Mr. Kramer will continue his private practice of law at Robert M. Kramer & Associates, P.C., he has and will devote a substantial amount of time performing his duties for the Company. From December 1989 to December 1997, Mr. Kramer served on the Board of Directors of American Capital Corporation, a registered securities broker dealer. Mr. Kramer received a J.D. degree from Temple University Law School.

  WILLARD MILLER has served as an Executive Vice President of the Company since September 1996. In 1972, Mr. Miller founded Super Kwik, Inc. where he held the positions of President and Chief Executive Officer for 24 years. Willard Miller is the father of Glen Miller, an Executive Vice President of the Company.

  GLEN MILLER has served as Executive Vice President of Collection Operations of the Company since September 1996. Prior to joining the Company, Mr. Miller had 23 years in the solid waste industry, most recently as Vice President and Chief Operating Officer of Super Kwik, Inc. since January 1980 and President of Waste Maintenance Services, Inc. from May 1987 to September 1996. Glen Miller is the son of Willard Miller, an Executive Vice President of the Company.

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

  NEAL RODRIGUE has served as Vice President of Operations of the Company since December 1997. From October 1996 to December 1997 Mr. Rodrigue served as Vice President of Acquisitions of the Company. From October 1991 to October 1996, Mr. Rodrigue held various financial positions with USA Waste Services, Inc. Mr. Rodrigue received a B.S. in accounting from Louisiana State University and is a certified public accountant.

  RONALD R. PIROLLO has served as Vice President and Corporate Controller of the Company since July 1997. Prior to joining the Company, Mr. Pirollo was with Envirite Corporation for ten years, where he served in various financial management positions including Vice President-Finance. Mr. Pirollo received a B.S. degree in Accounting from Villanova University in 1981.

  KENNETH CHUAN-KAI LEUNG has served as a Director of the Company since June 1996. Mr. Leung has been a managing director of investment banking at Sanders Morris Mundy Inc. since March 1995 and chief investment officer of Environmental Opportunities Fund, L.P. and Environmental Opportunities Fund (Cayman), L.P. since January 1996. From 1988 to 1994, Mr. Leung was a managing director of Smith Barney Inc. Mr. Leung has over 28 years of experience with the environmental services industry as a securities analyst and investment banker. Mr. Leung will resign from the Board of Directors on July 1, 1998.

  GEORGE O. MOOREHEAD has served as a Director of the Company since June 1996. Mr. Moorehead has over 25 years of experience in the solid waste management industry. Since 1993, Mr. Moorehead has been a director and was a principal stockholder of EMCO Recycling Corp., a company engaged in the business of metal recycling in Arizona and now a subsidiary of Metal Management, Inc., and has served as President and Chief Executive Officer of EMCO Recycling Corp. since February 1995. From 1990 to 1993, Mr. Moorehead was President, Chief Executive Officer, and a director of Custom Disposal, Inc., a solid waste disposal company serving the Phoenix, Arizona area. Mr. Moorehead is a director of Metal Management, Inc.

  MATTHEW J. PAOLINO was appointed by the Board of Directors in May 1998 to serve as a Director of the Company. Mr. Paolino has served as Vice President of Risk Management, Asset Management and Special Waste Divisions of the Company since 1996. From 1993 to 1996, Mr. Paolino served as Vice President and General Manager - Soil Remediation Division of USA Waste Services, Inc., which was acquired by the Company in August 1997. Mr. Paolino received a B.S. degree in Civil Engineering from Villanova University in 1986 and a J.D. degree from The Widener School of Law in 1994. Mr. Paolino is the brother of Louis D. Paolino, Jr., the Chairman of the Board, President, and Chief Executive Officer of the Company.

  CONSTANTINE N. PAPADAKIS, PHD was appointed by the Board of Directors in May 1998 to serve as a Director of the Company. Dr. Papadakis has served as the President of Drexel University since 1995. From 1986 to 1995, Dr. Papadakis served as the Dean of the College of Engineering, Geier Professor of Engineering Education, and Professor of Civil Engineering, at the University of Cincinnati. Dr. Papadakis is a director of Fidelity Federal Bank, the Philadelphia Stock Exchange and Corcell, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the Company's outstanding shares of Common Stock and certain other holders of such shares (collectively, "Covered Persons"), to file with the United States Securities and Exchange Commission (the "Commission") and the NASDAQ Stock Market (the "NASDAQ"), within specified time periods, initial reports of ownership, and subsequent reports of changes in ownership, of Common Stock and other equity securities of the Company.

  Based solely upon the Company's review of copies of such reports furnished to it and upon representations of Covered Persons that no other reports were required, to the Company's knowledge, all of the Section 16(a) filings required to be made by the Covered Persons with respect to the transition period ended December 31, 1997 were made on a timely basis, except that one Form 4 was filed late by each of the following Covered Persons: Gregory M. Krzemien (involving two transactions), Willard Miller (involving ten transactions), George O. Moorehead (involving one transaction), Louis D. Paolino, Jr. (involving two transactions), and Terry Patrick (involving four transactions). All of the late filings involved either purchases or sales of the Company's Common Stock. The Company has instituted a compliance program to assist its directors and executive officers in timely reporting transactions under Section 16.

ITEM 11.  EXECUTIVE COMPENSATION

  The following Summary Compensation Table sets forth certain information for the Company's transition period ended December 31, 1997 and its fiscal years ended June 30, 1997 and 1996 concerning the annual, long-term, and other compensation of each of the Chief Executive Officer of the Company and its next five most highly compensated executive officers (the "Named Officers"):


                         SUMMARY COMPENSATION TABLE (1)

                                                                                                 AWARDS
                                                                                               SECURITIES
NAME AND                                          PERIOD                                       UNDERLYING
PRINCIPAL POSITION                                 ENDED            ANNUAL COMPENSATION          OPTIONS
------------------                                -------        -------------------------     ----------
                                                                    SALARY         BONUS
                                                                 ------------     --------
Louis D. Paolino, Jr.                        December 31, 1997      $147,229(2)          --      125,000
   Chairman of the Board, President and          June 30, 1997      $150,000             --      351,782
   Chief Executive Officer                       June 30, 1996      $  8,192(3)          --      250,000

Terry W. Patrick                             December 31, 1997      $124,397(4)          --           --
   Executive Vice President and Chief            June 30, 1997      $158,954       $100,000      100,000
   Operating Officer                             June 30, 1996         --   (5)          --      150,000

Dennis M. Grimm                              December 31, 1997      $ 77,249(6)          --      100,000
   Vice President,                               June 30, 1997        37,981(7)          --      200,000
   Chief Operating Officer                       June 30, 1996            --             --           --

Willard Miller                               December 31, 1997      $ 78,359(8)          --           --
   Executive Vice President                      June 30, 1997      $109,615(9)          --      281,907
                                                 June 30, 1996            --             --           --

Glen Miller                                  December 31, 1997      $ 74,999(10)         --           --
   Executive Vice President                      June 30, 1997      $109,615(11)         --      281,907
                                                 June 30, 1996            --             --           --

Robert M. Kramer                             December 31, 1997      $ 65,499(12)         --       10,000
   General Counsel, Executive Vice               June 30, 1997      $125,000             --       80,562
   President and Secretary                       June 30, 1996           -- (13)         --      175,000

-------------
(1) The columns captioned "Annual Compensation--Other Annual Compensation," "Long-Term Compensation--Restricted Stock Awards," "LTIP Payouts," and
    "All Other Compensation" have been omitted because, in the first case, none of the Named Officers received other annual compensation exceeding either $50,000 or 10% of such officer's total annual salary and bonus and, in the other cases, because (i) the Company made no restricted stock awards,
    (ii) maintained no long-term incentive plan, and (iii) paid no other compensation to the Named Officers, in each case during the transition period ended December 31, 1997.

(2) Current annual base compensation is $350,000.

(3) Employment commenced in June 1996.

(4) Mr. Patrick's employment by the Company ceased as of December 1, 1997, at which time, Mr. Patrick's annual base compensation was $275,000.

(5) Employment commenced in June 1996. No base compensation was paid in the fiscal year ended June 30, 1996.

(6) Current annual base compensation is $300,000.

(7)  Employment commenced in April 1997.

(8)  Current annual base compensation is $150,000.

(9)  Employment commenced in September 1996.

(10) Current annual base compensation is $150,000.

(11) Employment commenced in September 1996.

(12) Current annual base compensation is $125,000.

(13) Employment commenced in June 1996. No base compensation was paid in the fiscal year ended June 30, 1996.

  The following table sets forth certain information concerning individual grants of stock options to the Named Officers during the six month transition period ended December 31, 1997.


              OPTION/SAR GRANTS IN SIX MONTH TRANSITION PERIOD (1)

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                        AT ASSUMED ANNUAL RATES
                                                                                             OF STOCK PRICE
                                                                                              APPRECIATION
                                 INDIVIDUAL GRANTS                                          FOR OPTION TERM
                          -------------------------------                              --------------------------
                                              % OF TOTAL
                          NUMBER OF             OPTIONS
                          SECURITIES           GRANTED TO
                          UNDERLYING          EMPLOYEES IN    EXERCISE
                           OPTIONS             TRANSITION      PRICE      EXPIRATION
NAME                       GRANTED              PERIOD (1)    PER SHARE      DATE            5%            10%
-----                    ------------         -----------     ---------   ----------      --------       -------
Louis D. Paolino, Jr...      125,000(2)            27.4%         $19.88     12/18/07      $432,675      $688,963

Terry W. Patrick.......           --                 --              --           --            --            --

Dennis Grimm...........      100,000(3)            21.9%         $19.88     12/18/07      $346,140      $551,170

Willard Miller.........           --                 --              --           --            --            --

Glen Miller............           --                 --              --           --            --            --

Robert M. Kramer.......       10,000(4)             2.2%         $19.88     12/18/07      $ 34,614      $ 55,117

-------------
(1) The Company granted options to employees to purchase a total of 455,800 shares of Common Stock during the transition period ended December 31, 1997. All of these grants were made at fair market value.

(2) Options to purchase 62,500 shares vested on the date of the grant and options to purchase 62,500 shares will vest on December 18, 1998.

(3) The options vest in four equal installments, beginning on December 18, 1998.

(4) Options to purchase 5,000 shares vested on the date of grant and options to purchase 5,000 shares will vest on December 18, 1998.


   The following table sets forth certain information regarding stock options of the Named Officers during the transition period ended December 31, 1997, including the number and value of exercisable and unexercisable stock options as of December 31, 1997.

            AGGREGATED/SAR OPTION EXERCISES IN TRANSITION PERIOD AND
                    TRANSITION PERIOD-END OPTION/SAR VALUES

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                    OPTIONS AT                  OPTIONS/SARS AT
                                                               TRANSITION PERIOD END       TRANSITION PERIOD END(1)
                                                            ---------------------------   ---------------------------
                             SHARES ACQUIRED     VALUE
NAME                           ON EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         ---------------   ----------   -----------   -------------   -----------   -------------
Louis D. Paolino, Jr........           --              --       240,891         485,891    $2,056,945      $4,830,745
Terry W. Patrick(2).........      112,000      $1,987,125       250,000               0    $3,974,500              --
Dennis Grimm................           --              --             0         300,000            --      $1,909,375
Willard Miller..............           --              --        81,907         281,907    $1,249,082      $4,299,082
Glen Miller.................           --              --        81,907         281,907    $1,249,082      $4,299,082
Robert M. Kramer............           --              --       109,031         156,531    $1,714,306      $2,388,931

-------------


(1) In-the-money options are price of the option. Values were calculated by multiplying the closing transaction price of the those for which the fair Common Stock market value of the as reported on the NASDAQ on December 31, 1997 by the appropriate number of shares of Common Stock underlying securities and exceeds the exercise subtracting the exercise price, without regard to termination or vesting contingencies. The closing transaction price of the Company's Common Stock on December 31, 1997 was $22.00 per share.

(2) Mr. Patrick's employment with the Company ceased as of December 1, 1997.

COMPENSATION OF DIRECTORS

  Since June 20, 1996, the directors of the Company have not received any fees for attendance at the directors' meetings. Each of the Company's directors received options or warrants to purchase shares of the Company's Common Stock for his services as a director. In July 1996, options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $6.375 per share were issued to each of Mr. Kenneth C. Leung, Mr. George O. Moorehead, and Mr. Louis
D. Paolino, Jr., with the options becoming fully vested one year from the date of grant. In October 1996, Messrs. Moorehead and Leung each received options to purchase 60,834 shares of Common Stock at a per share price of $6.63, with the options vesting on April 14, 1997. In June 1997, options to purchase 15,000 shares of the Company's Common Stock at an exercise price of $14.50 per share were issued to Mr. Leung and Mr. Moorehead, with the options becoming fully vested on June 20, 1998. In May 1998, options to purchase 15,000 and 10,000 shares, respectively, of Common Stock at an exercise price of $28.50 per share were issued to Matthew Paolino and Constantine Papadakis, which will become fully vested on May 29, 1999.

  All expenses incurred by all directors for attendance at board, committee, and stockholder meetings are reimbursed by the Company.


EMPLOYEE AGREEMENTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL
ARRANGEMENTS

  In May 1997, Mr. Paolino entered into an amended and restated employment agreement with the Company that provides for an initial annual base salary of $150,000, which has subsequently been increased by the Board to $350,000, and certain fringe benefits, including life and health insurance and an automobile allowance. Upon a change in control of the Company, Mr. Paolino is entitled to receive a bonus in cash or Common stock equal to $1.00 less than three times the sum of (i) his annual salary, (ii) any bonus he was paid during the twelve months prior to the change of control, and (iii) the value of any option granted to him within the twelve months prior to the change in control. Mr. Paolino's agreement terminates in June 2002, subject to earlier termination by either party. If Mr. Paolino's employment is terminated for any reason, he will be entitled to receive his annual salary in effect at the date of termination through the term of his employment agreement. During the term of employment, Mr. Paolino may not directly or indirectly engage in the waste disposal industry within up to 75 miles of any Company business operation.

  In December 1997, Mr. Grimm entered into an amended employment agreement with the Company that provides for an initial base salary of $300,000 and certain fringe benefits, including life and health insurance and an automobile allowance. Mr. Grimm's agreement is for a term of four years, subject to earlier termination by either party. Upon a change in control of the Company, all of Mr. Grimm's outstanding stock options shall immediately vest and if his employment with the Company is terminated thereafter, Mr. Grimm shall be entitled to two times his annual salary. During the term of employment and for a period of up to one year thereafter, Mr. Grimm may not directly or indirectly engage in the waste disposal industry within up to 50 miles of any Company business operation.

  In June 1996, Mr. Krzemien entered into an 18-month employment agreement with the Company, subject to earlier termination, that provides for an initial annual base salary of $90,000 and certain fringe benefits, including life and health insurance and automobile allowances. Mr. Krzemien's salary was subsequently increased to $110,000. Upon termination of employment, Mr. Krzemien is entitled to receive up to the greater of six months of his annual salary or the balance of his annual salary for the remainder of the term of the agreement, depending on the circumstances of the termination. Upon a change in control, Mr. Krzemien is entitled to receive one year's annual salary.

  In November 1996, Mr. Patrick entered into an amended and restated employment agreement with the Company that provided for an initial annual base salary of $150,000 and certain fringe benefits, including life and health insurance and automobile allowances. Mr. Patrick's employment with the Company ceased as of December 1, 1997. Under his amended employment agreement with the Company, Mr. Patrick was further entitled to an annual bonus of $100,000, payable in cash or
Common Stock.   Upon a change in control of the Company, Mr. Patrick was
entitled to receive in cash or Common Stock an amount equal to two times his annual salary plus the greater of (i) $200,000 or (ii) two times the bonus he was paid by the Company during the twelve months prior to the change in control. Mr. Patrick's agreement terminates in June 2000, subject to earlier termination by either party. For a period of up to two years after December 1, 1997, Mr. Patrick may not directly or indirectly engage in the waste disposal industry within up to 75 miles of any Company business operation.

   In September 1996, Willard Miller and Glen Miller entered into employment agreements with the Company that provide for an initial base salary of $150,000 each and certain fringe benefits, including life and health insurance and an automobile allowance. The term of each agreement is four years, subject to earlier termination by either party. Upon termination of employment, executive is entitled to receive up to six months annual salary. If a change of control of the Company occurs within three months of resignation, executive is entitled to two years salary. Each agreement also provides that during the term of employment, and for a period of one year thereafter, executive will not compete with the Company in the waste disposal business in an area that includes southern New Jersey and Philadelphia, Pennsylvania.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Throughout the transition period ended December 31, 1997, the Compensation Committee of the Company's Board of Directors consisted of Louis D. Paolino, Jr., George O. Moorehead, and Kenneth Chuan-kai Leung. Louis D. Paolino, Jr. is the Company's Chairman of the Board, Chief Executive Officer, and President.


   In August 1997, the Company entered into a ten-year office lease with Bluepointe, Inc., a corporation controlled by Louis D. Paolino, Jr., the Chairman of the Board, Chief Executive Officer, and President of the Company, for the Company's executive offices in Mt. Laurel, New Jersey. The lease provides for monthly rental payments of $15,277.

   In February and March 1998, the Company purchased landfill equipment and equipment parts from Southern States Equipment, Inc. ("Southern"), a corporation controlled by Louis D. Paolino (the father of Louis D. Paolino, Jr., the Chairman of the Board of Directors, Chief Executive Officer and President of the Company), for approximately $431,000. Additionally, in March 1998, the Company commissioned Southern to bid and purchase certain equipment for the Company, at an equipment auction, which Southern was licensed to participate. The commission paid to Southern for such services was $154,540.

   Since July 1997, the Company has utilized a corporation, owned by Matthew J. Paolino, a Director of the Company, to provide rental equipment in connection with the development of additional disposal capacity at one of the Company's landfills in Pennsylvania. The amount paid to the company was approximately $432,000.

   The Company believes that each of the transactions described above were entered into on an arm's-length basis in the ordinary course of the Company's business and on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  Throughout the transition period ended December 31, 1997, the Compensation Committee of the Board of Directors was composed of George O. Moorehead and Kenneth C. Leung, non-employee directors, and Louis D. Paolino, Jr., the Company's Chairman of the Board, Chief Executive Officer, and President.

  The following report of the Compensation Committee is required by the rules of the Commission to be included in this Report and addresses the Company's executive compensation policies for the fiscal year ended June 30, 1997, the transition period ended December 31, 1997, and certain subsequent developments. This report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, by virtue of any general statement in such filing incorporating this Report by reference, except to the extent that the Company specifically incorporates the information contained in this section by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.

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

  The fiscal year ended June 30, 1997 and the transition period ended December 31, 1997 were important periods for the Company. Following the change of control of the Company in June 1996, the Company's executive management team pursued an aggressive acquisition and growth strategy. The implementation and management of this strategy, which included the acquisition of 25 solid waste management businesses, required unusual amounts of time, attention, and effort from the Company's executive officers while the financing of the Company's expansion demanded significant additional time and attention. The Compensation Committee considered these numerous developments in formulating its executive compensation policies and practices for the fiscal year ended June 30, 1997 and the transition period ended December 31, 1997. The Committee commissioned Coopers & Lybrand LLP to conduct studies of compensation levels in comparable companies and companies engaged in turn-around situations for each executive position and in connection with each significant adjustment to executive officer compensation made during the fiscal year ended June 30, 1997 and the transition period ended December 31, 1997.

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

  PERFORMANCE BONUSES AND STOCK OPTIONS. The Company supplements base compensation with awards of performance bonuses in the form of cash and stock options. In establishing bonuses for the fiscal year ended June 30, 1997 and the transition period ended December 31, 1997, the Board sought to reward the extraordinary efforts undertaken by several of its key executive officers and achievements made by them in accomplishing successfully the many transactions occurring during these periods.

  CHIEF EXECUTIVE OFFICER COMPENSATION. Mr. Paolino, in his capacity as Chairman of the Board, Chief Executive Officer, and President, participates in the same compensation programs as the other executive officers. The Committee has targeted Mr. Paolino's total compensation, including base compensation, bonuses, and stock options, at a level it believes is competitive with the amount paid by the Company's competitors and companies in turnaround situations. Mr. Paolino joined the Company in June 1996 at a base salary of $150,000. Following a competitive compensation analysis conducted by Coopers & Lybrand, the Compensation Committee reviewed Mr. Paolino's salary in the context of (i) the Company's performance and growth discussed above, and (ii) compensation packages of chief executive officers at comparable companies. Based on this review, the Compensation Committee approved an increase to Mr. Paolino's salary to $350,000, a level that was determined to be more analogous with competition and to compensate Mr. Paolino more adequately for his services and contributions to the success of the Company.

PERFORMANCE GRAPH

  The following line graph and table compare, for the five most recently concluded years ended December 31, the yearly percentage change in cumulative total stockholder return, assuming reinvestment of dividends, on the Company's Common Stock with the cumulative total return of companies on the NASDAQ and an index comprised of certain companies in the solid waste industry (the "Selected Peer Group Index"). (1)

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
   AMONG EASTERN ENVIRONMENTAL SERVICES, INC., THE NASDAQ STOCK MARKET (U.S.)
                             INDEX AND A PEER GROUP


                           [LINE GRAPH APPEARS HERE]


*$100 INVESTED ON 12/31/92 IN STOCK OR INDEX--INCLUDING INVESTMENT OF DIVIDENDS. YEAR ENDING DECEMBER 31.

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

  COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG EASTERN ENVIRONMENTAL
                                SERVICES, INC.,
            A SELECTED PEER GROUP INDEX AND THE NASDAQ MARKET INDEX

                                              12/92   12/93   12/94   12/95   12/96   12/97
                                              -----   -----   -----   -----   -----   -----
Eastern Environmental Services.    EESI         100      72      64      91     513   1,328
Peer Group Index...............    PEER (1)     100      73      77      88      99     109
NASDAQ Stock Market (U.S.).....    NAS          100     115     112     159     195     239

  The Performance Graph set forth above shall not be deemed incorporated by reference into any filing under the Securities Act of 1993, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act") by virtue of any general statement in such filing incorporating this Report by reference, except to the extent that the Company specifically incorporates the information contained in this selection by reference, and shall not otherwise be deemed filed under either the Securities Act or the Exchange Act.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of June 15, 1998, certain information regarding the beneficial ownership of the Common Stock by: (i) each of the Company's directors; (ii) each of the Named Officers; and (iii) all executive officers and directors of the Company as a group. No person or entity known to the Company owned beneficially, as defined in Rule 13d-3 under the Exchange Act, five percent or more of the outstanding shares of Common Stock, based upon Company records. Except as otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.



                                                                         NUMBER OF SHARES
                                                                           BENEFICIALLY         PERCENTAGE OF
NAME OF BENEFICIAL OWNER                                                   OWNED(1)(2)             SHARES
------------------------                                                 -----------------      --------------
Willard Miller  ......................................................      1,430,688  (3)          4.2%
Louis D. Paolino, Jr  ................................................      1,288,465  (4)          3.8%
Glen Miller  .........................................................      1,169,802  (5)          3.5%
Kenneth Chuan-kai Leung  .............................................        540,419  (6)          1.6%
George O. Moorehead  .................................................        437,714  (7)          1.3%
Matthew J. Paolino  ..................................................        110,583  (8)            *
Constantine N. Papadakis  ............................................             --                --
Terry W. Patrick  ....................................................        187,500  (9)            *
Dennis Grimm..........................................................        344,549  (10)         1.0%
Robert M. Kramer......................................................        167,781  (11)           *
All executive officers and directors as a group (13 persons)  ........      5,720,659  (12)        16.9%

-------------
*  Less than 1%

(1) The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days upon the exercise of an option or warrant ("currently exercisable") are treated as outstanding for purposes of determining beneficial ownership and the percentage beneficially owned by such individual.

(3) Includes 19,412 shares held of record by W&G Miller Family Limited Partnership, of which Mr. Miller serves as a general partner, and 131,907 shares purchasable under currently exercisable warrants held by such partnership.

(4) Includes 35,000 shares held of record by entities controlled by Mr. Paolino, 82,333 shares held by family members, and 348,391 shares purchasable under currently exercisable options.

(5) Includes 131,907 shares purchasable under currently exercisable warrants.

(6) Includes 40,417 shares purchasable under currently exercisable options. Also includes a total of 500,002 shares held of record by the Environmental Opportunities Fund, L.P. and the Environmental Opportunities Fund (Cayman), L.P., for which Mr. Leung serves as Chief Investment Officer.

(7) Includes 80,417 shares purchasable under currently exercisable options.

(8) Includes 18,750 shares purchasable under currently exercisable options. Also includes 3,000 shares held by Mr. Paolino's children.

(9) Includes 137,500 shares purchasable under currently exercisable options. Also includes 50,000 shares held by Beacon Holdings Ltd., an entity controlled by Mr. Patrick. Mr. Patrick's employment with the Company ceased as of December 1, 1997.

(10) Includes 65,625 shares purchasable under currently exercisable options.

(11) Includes 157,781 shares purchasable under currently exercisable options.

(12) See footnotes 3 through 8, 10 and 11 above. Also includes an aggregate of 85,666 shares and 144,992 shares purchasable under currently exercisable options held by four executive officers of the Company who are not listed in the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In December 1995 and May 1996, Glen Miller and Willard Miller, executive officers of the Company, executed promissory notes in favor of Super Kwik, Inc. in the principal amounts of $83,741 and $350,902, respectively. The notes bear interest at the rate of six percent per annum and become due and payable on December 30, 2005 and May 1, 2006, respectively. The total principal amount outstanding under the notes at December 31, 1997 was $432,902. The Company acquired Super Kwik, Inc. in September 1996.

   In connection with the Company's acquisition of Super Kwik, Inc. in September 1996, the Company executed a $750,000 mortgage note in favor of Spruce Avenue Associates, a general partnership whose partners are Glen Miller and Willard Miller. The note bears interest at the rate of ten percent per annum, payable semi-annually, and the principal amount becomes due and payable on September 27, 1999. The note is secured by a mortgage on certain real property of the Company located in Voorhees, New Jersey. The principal amount outstanding under the mortgage note at December 31, 1997 was $750,000.

   Robert M. Kramer, the Company's General Counsel, Executive Vice President, and Secretary, is engaged in the practice of law through Robert M. Kramer & Associates, P.C., a professional corporation owned by Mr. Kramer, which has rendered legal services to the Company since June 1996. The Company has paid such corporation approximately $270,000 between July 1, 1997 and June 1, 1998.

   Certain other transactions involving the Company and in which its Chairman, Chief Executive Officer, and President had a direct or indirect material interest are described above under the caption "-Compensation Committee Interlocks and Insider Participation."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.

(a) (1) Consolidated Financial Statements:

   Report of Independent Auditors

   Consolidated Balance Sheets as of December 31, 1997, and June 30, 1997 and
    1996

   Consolidated Statements of Operations for the six months ended December 31, 1997 and 1996 (Unaudited) and the years ended June 30, 1997, 1996 and 1995

   Consolidated Statements of Stockholders' Equity for the six months ended
    December 31, 1997 and the years ended June 30, 1997, 1996 and 1995

   Consolidated Statements of Cash Flows for the six months ended December 31, 1997 and 1996 (Unaudited) and the years ended June 30, 1997, 1996 and 1995

   Notes to Consolidated Financial Statements

(a) (2) The requirements of Schedule II have been included in the notes to the financial statements. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) Exhibits:

   The following Exhibits are filed as part of this Report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

  3.1 Certificate of Incorporation, as amended, of the Company.

  3.2 By-Laws, as amended, of the Company.

* 10.2 1987 Stock Option Plan (Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-14918 filed on June 9, 1987, as subsequently amended on August 4, 1987 and August 11, 1987)./(1)/

* 10.3 1988 Employee Stock Bonus Plan (Described on pp. 5-11 of the Prospectus included in the Company's Registration Statement on Form S-8, Registration No. 33-25155 filed on October 24, 1988)./(1)/

* 10.4 1988 Employee Stock Purchase Plan (described on pp. 4-8 of the Prospectus included in Post Effective Amendment No. 2 to the Company's Registration Statement on Form S-8, Registration No. 33-21251 filed on May 4, 1990)./(1)/

  10.5  1991 Stock Option Plan./(1)/

  10.10 Agreement between Pulaski County Solid Waste Management District and Pulaski Landfill, Inc., dated February 1992.

* 10.19 Agreement Not to Compete among Advanced Analytical Laboratories, Inc., GCI Environmental Advisory, Inc. and the Company dated October 22, 1993 (Exhibit 2 to the Company's Current Report on Form 8-K dated October 22, 1993).

* 10.22 Agreement Not to Compete among PDG, Inc., Eastern Environmental Services of the Northeast, Inc. and Eastern Environmental Services of the Southeast, Inc. dated January 31, 1994 (Exhibit 2 to the Company's Current Report on Form 8-K dated January 31, 1994).

* 10.26 Indemnification Agreement dated April 18, 1995 between Eastern Environmental Services, Inc. and William C. Skuba (Pursuant to instruction 2 to Item 601 of Regulation S-K, the Indemnification Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed: Gregory M. Krzemien, Michael A. Fioravante, Timothy W. Sweeney, Stephen C. Stamos, Jr., and Robert J. Powell). (Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

*10.29 Amendment dated February 29, 1996 to Severance Agreement dated August 20, 1993, by and between Eastern Environmental Services, Inc. and William C. Skuba (Pursuant to instruction 2 to Item 601 of Regulation S-K, the Amendments to the Severance Agreements, which are substantially identical in all material respects except as to the parties thereto, between the Company and the following individuals are not being filed:
        Gregory M. Krzemien and Michael A. Fioravante). (Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1996)./(1)/

*10.30 Severance Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 21, 1996, (the "June 1996 Form 8-K"))./(1)/

*10.31 Consulting Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit 10.2 to the June 1996 Form 8-K)./(1)/

*10.32 Registration Rights Agreement dated as of June 20, 1996 between Eastern Environmental Services, Inc. and William C. Skuba. (Exhibit 10.3 to the June 1996 Form 8-K).

*10.33 Agreement for the Sale and Purchase Assets dated June 27, 1996 between Allied Waste Services, Inc. and Global Spill Management, Inc., Allied Environmental Services, Inc., Allied Environmental Services West, Inc., Stuart H. Berry and Alan Hershkowitz. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 2, 1996).

*10.34 Amended Employment Agreement between the Company and Louis D. Paolino, Jr., dated May 12, 1997. (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 (the "June 1997 Form 10-K")). /(1)/

*10.35 Employment Agreement between the Company and Terry Patrick dated November 13, 1996. (Exhibit 10.35 to the June 1997 Form 10-K)/(1)/

*10.36 Amended Employment Agreement between the Company and Robert M. Kramer dated May 12, 1997. (Exhibit 10.36 to the June 1997 Form 10-K)/(1)/

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

*10.42 Employment Agreement between the Company and Willard Miller dated September 27, 1996 (Exhibit 10.42 to the "December 1996 Form 10-Q")./(1)/

*10.43 Employment Agreement between the Company and Glen Miller dated September 27, 1996 (Exhibit 10.43 to the "December 1996 Form 10-Q")./(1)/

*10.44 Warrant Agreement dated September 27, 1996, between Eastern Environmental Services, Inc. and Willard Miller for 281,907 shares (Pursuant to instruction 2 to Item 601 of Regulation S-K, the Warrant Agreement, which is substantially identical in all material respects except as to the party thereto between the Registrant and Glen Miller has not been filed). (Exhibit 10.44 to the "December 1996 Form 10-Q")./(1)/

*10.45 Third Amendment dated January 27, 1997 to the Revolving Credit Agreement dated September 25, 1996, between the Company, its subsidiaries, the First National Bank of Boston and Bank of America, Illinois (Exhibit
        10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "March 1997 Form 10-Q")).

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

*10.51 Escrow Agreement dated December 2, 1996, between Richard G. Bender, Sr., Alice L. Fields Bender, Richard G. Bender, Jr., Karen L. Bender, Teresa
        A. Bender Miller, Lynetta K. Bender Mowery, Stephen R. Bender, Jeffrey
        L. Bender, Douglas R. Bender (collectively the "Stockholders"), R&A Bender Property, Ltd. ("Partnership"), Eastern Environmental Services, Inc. ("Purchaser"), Robert M. Kramer & Associates, P.C. ("RMK") and McNees, Wallace & Nurick ("MWN"). (Exhibit 10.2 to the "December 10, 1996 Form 8-K").

*10.52 Warrant Agreement dated December 2, 1996, between Eastern Environmental Services, Inc. and Karen L. Bender for 8,970 shares (pursuant to instruction 2 to Item 601 of Regulation S-K, the Warrant Agreements, which are substantially identical in all material respects except as to the parties thereto and amount of shares of common stock issuable upon exercise of the warrant, between the Registrant and the following individuals not being filed: Richard G. Bender (3,905 shares), Alice L. Fields (7,380 shares), Richard G. Bender, Jr. (6,660 shares), Teresa A. Bender Miller (2,680 shares), Lynetta K. Bender Mowery (4,475 shares), Stephen R. Bender (6,625 shares), Jeffrey L. Bender (6,625 shares), and Douglas R. Bender (2,680 shares) (Exhibit 10.3 to the "December 10, 1996 Form 8-K")./(1)/

* 10.53 Reorganization Plan and Agreement dated December 31,1996, between Norman Taylor, Thomas King, Robert Donno, Eastern Environmental Services, Inc., and Eastern Waste of Long Island, Inc. and amendment thereto (Exhibit
        10.1 to the Company's Current Report on Form 8-K dated January 31,
        1997).

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

*10.62 Amended and Restated Employment Agreement between the Company and Dennis Grimm dated May 16, 1997./(1)/

*10.63 Employment Agreement between the Company and John Poling dated November 1, 1996./(1)/

*10.64  Amended and Restated 1996 Stock Option Plan./(1)/

*10.65 Agreement for the Sale and Purchase of the Stock of Harford Disposal, Inc. made as of August 15, 1997, by and between Blake Van Leer (the "Seller") and Eastern Environmental Services, Inc., ("Purchaser"). (Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 15, 1997 (the "August 15, 1997 Form 8-K")).

*10.66 Agreement for the Sale and Purchase of Stock of Pappy, Inc. made as of August 15, 1997, by and between Timothy K. Stancill, Jerry L. Stancill, Terry D. Stancill and Timothy D. Stancill (collectively referred to as the "Stockholders") and Harford Disposal, Inc., ("Purchaser"). (Exhibit
        10.2 to the August 15, 1997 Form 8-K).

*10.67 Consulting Agreement as of August 15, 1997, by and between Eastern Environmental Services, Inc., Harford Disposal, Inc. and Blake Van Leer. (Exhibit 10.3 to the August 15, 1997 Form 8-K).

*10.68 Agreement for the Sale and Purchase of the Stock of Soil Remediation of Philadelphia, Inc. dated as of August 20, 1997, by and between USA Waste Services, Inc. and Eastern Environmental Services, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 20, 1997 (the "August 20, 1997 Form 8-K")).

*10.69 Agreement dated as of August 20, 1997 by and among USA Waste Services, Inc., USA Waste of Fairles Hills, Inc. ("USA Fairless"), Clean Soils of Fairless Hills, Inc. ("Clean Soils Fairless"), EESI of Fairless Hills, Inc. and Eastern Environmental Services, Inc. for the acquisition of the stock of Clean Soils Fairless and USA Fairless. (Exhibit 10.2 to the August 20, 1997 Form 8-K).

*10.70 Management Agreement dated July 14, 1997 by and between Soil Remediation of Philadelphia, Inc., Clean Soils of Fairless Hills, Inc. and Eastern Waste of Delaware Valley, Inc. (Exhibit 10.3 to the August 20, 1997 Form 8-K).

*10.71 Amended and Restated Revolving Credit Agreement made as of October 27, 1997, by and between Eastern Environmental Services, Inc. and BankBoston, N.A., Banque Paribas, Bank of America National Trust and Savings Association, Fleet Bank, N.A., and Summit Bank. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 27, 1997).

*10.72 Merger Agreement dated September 16, 1997, between Eastern Environmental Services, Inc., Ambrose Hamm, Lillian Hamm, Katherine Caristia, Keilley Strobeck, individually and by her trustee, Ambrose Hamm, Keith Hamm, individually by his trustee, Ambrose Hamm, James Caristia and Leah Caristia. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 1, 1997 (the "December 1, 1997 Form 8-K")).

*10.73 Amendment dated November 7, 1997 to Merger Agreement dated September 16, 1997 by and between the Registrant and the Shareholders of Hamm's and H.S.S. (Exhibit 10.2 to the December 1, 1997 Form 8-K).

*10.74 Amendment dated December 1, 1997 to Merger Agreement dated September 16, 1997 by and between the Registrant and the Shareholders of Hamm's and H.S.S. (Exhibit 10.3 to the December 1, 1997 Form 8-K).

*10.75 Stock Purchase Agreement made as of October 17, 1997, by and between Delmarva Capital Technology Corporation and Eastern Environmental Services, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K (the "December 1, 1997 Form 8-K")).

*10.76 Amendment dated November 26, 1997 to Stock Purchase Agreement dated October 17, 1997, by and between Delmarva Capital Technology Corporation and Eastern Environmental Services, Inc. (Exhibit 10.2 to the December 1, 1997 Form 8-K).

*10.77 First Amendment dated November 18, 1997 to the Amended and Restated Revolving Credit Agreement dated October 27, 1997 between the Company, its subsidiaries, Bank Boston, N.A., Banque Paribas, Bank of America National Trust and Savings Association, Fleet Bank, N.A., and Summit Bank. (Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (the "December 1997 Form 10-Q")).

*10.78 Amendment No. 1 to Amended and Restated Employment Contract dated December 17, 1997 by and between the Company and Dennis M. Grimm. (Exhibit 10.66 to the December 1997 Form 10-Q). /(1)/

*10.79  Eastern Environmental Services, Inc. 1997 Stock Option Plan.  (Exhibit
        10.67 to the December 1997 Form 10-Q). /(1)/

 21     Subsidiaries of the Company.

 23     Consent of Ernst & Young LLP.

 24     Powers of Attorney (Included on the signature page of this Report).

 27     Financial Data Schedule.
___________________

*   Incorporated by reference

/(1)/  Indicates a management contract or compensation plan or arrangement.

(b) Current Reports on Form 8-K or 8-K/A:

1. On October 10, 1997, the Company filed a report on Form 8-K/A dated August 15, 1997, under Item 7, to provide audited financial statements of the businesses acquired for the year ended October 31, 1996 and 1995, and unaudited pro forma financial information for the year ended June 30, 1997 with respect to its acquisition of Pappy, Inc.

2. The Company filed reports on Form 8-K, dated October 17, 1997 and December 1, 1997 under Item 2, to report the pending and completed acquisition of the outstanding shares of stock of Pine Grove, Inc. Financial statements of Pine Grove, Inc. and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A Amendment No. 1 on February 17, 1998.

3. The Company filed a report on Form 8-K, dated October 27, 1997, under Item 5, to report a revision to the Company's existing Revolving Credit Facility.

4. On November 3, 1997, the Company filed a report on Form 8-K/A dated August 20, 1997, under Item 7, to provide audited financial statements of the business acquired for the year ended December 31, 1996 and certain unaudited pro forma financial information for the year ended June 30, 1997 with respect to its acquisition of Soil Remediation of Philadelphia, Inc.

5. The Company filed a report on Form 8-K, dated December 1, 1997, under Item 2, to report the acquisition and merger with Hamm's Sanitation, Inc. and H.S.S., Inc. Historic financial statements of the businesses acquired and pro forma financial information of the Company were not required due to the transaction being below the financial statement filing requirements as per applicable regulations under the Securities Exchange Act of 1934.

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

DATED the 30/th/ day of June, 1998.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                                          Title                         Date
----                                          -----                         ----

/s/ Louis D. Paolino, Jr.               Chairman of the Board,             6/30/98
----------------------------            Chief Executive Officer,
Louis D. Paolino, Jr.                   President and Director
                                        (Principal Executive Officer)


/s/ Gregory M. Krzemien                 Chief Financial Officer            6/30/98
----------------------------            and Treasurer (Principal
Gregory M. Krzemien                     Financial Officer)


/s/ Ronald R. Pirollo                   Controller                         6/30/98
----------------------------            (Principal Accounting Officer)
Ronald R. Pirollo


/s/ George O. Moorehead                 Director                           6/30/98
----------------------------
George O. Moorehead


/s/ Kenneth C. Leung                    Director                           6/30/98
----------------------------
Kenneth C. Leung


/s/ Matthew J. Paolino                  Director                           6/30/98
----------------------------
Matthew J. Paolino


/s/ Constantine N. Papadakis            Director                           6/30/98
----------------------------
Constantine N. Papadakis

                    Eastern Environmental Services, Inc.
                       Consolidated Financial Statements
          Six Month Transition Period Ended December 31, 1997 and the
                    Years ended June 30, 1997, 1996 and 1995


                                    CONTENTS


       Report of Independent Auditors....................   F-2

       Audited Consolidated Financial Statements

       Consolidated Balance Sheets.......................   F-3

       Consolidated Statements of Operations.............   F-5

       Consolidated Statements of Stockholders' Equity...   F-6

       Consolidated Statements of Cash Flows.............   F-7

       Notes to Consolidated Financial Statements........   F-8

                         Report of Independent Auditors

Board of Directors and Stockholders
Eastern Environmental Services, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Environmental Services, Inc. as of December 31, 1997, and June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six-month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of Super Kwik and Donno Company, wholly owned subsidiaries, which statements reflect total assets constituting 27% in 1996, and total revenues constituting 32% in 1996, and 35% in 1995, of the related consolidated financial statement totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Super Kwik and Donno Company, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and, for each of the two years in the period ended June 30, 1996, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eastern Environmental Services, Inc. at December 31, 1997 and June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the six-month period ended December 31, 1997 and for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                    /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
June 30, 1998

                      EASTERN ENVIRONMENTAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,                June 30,
                                                                                                  -------------------------------
                                                                                     1997              1997             1996
                                                                               ----------------   --------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents.................................................       $  6,692,627     $  5,453,397      $ 2,480,650
  Accounts receivable, less allowance for doubtful accounts
    of  $2,869,000, $2,078,000 and $1,036,000...............................         26,267,643       19,251,478        7,945,959
  Deferred income taxes.....................................................          4,726,398        3,369,014          372,445
  Tax refund receivable.....................................................          2,260,006               --           74,467
  Prepaid expenses and other current assets.................................          4,913,052        5,556,259        3,285,958
                                                                                   ------------     ------------      -----------
     Total current assets...................................................         44,859,726       33,630,148       14,159,479


Property and equipment:
  Land......................................................................         12,377,629        7,407,856          670,501
  Landfill sites............................................................         84,979,749       34,111,494       13,471,186
  Buildings and leasehold improvements......................................         10,400,392        7,596,576        2,639,537
  Vehicles..................................................................         45,969,093       38,613,136       31,525,735
  Machinery and equipment...................................................         29,397,545       23,441,315       12,507,835
  Furniture and fixtures....................................................          2,394,509        1,729,008        1,706,440
                                                                                   ------------     ------------      -----------
     Total property and equipment...........................................        185,518,917      112,899,385       62,521,234
  Accumulated depreciation and amortization.................................         40,024,060       33,691,391       31,310,841
                                                                                   ------------     ------------      -----------
                                                                                    145,494,857       79,207,994       31,210,393


Excess cost over fair market value of net assets acquired, net of
 $1,656,000, $875,000 and $440,000 accumulated amortization.................         65,862,775       60,302,159          372,096
Other intangible assets, net of  $5,586,000, $3,779,000 and $3,468,000
    accumulated amortization................................................         14,545,933        6,747,659          844,313
Notes receivable from officers..............................................            432,902          432,902          432,902
Other assets (including $556,000, $533,000 and $433,000 of restricted
 cash on deposit for landfill closure and insurance bonding)................          3,443,251        2,862,302        2,141,862
                                                                                   ------------     ------------      -----------
     Total assets...........................................................       $274,639,444     $183,183,164      $49,161,045
                                                                                   ============     ============      ===========




                            See accompanying notes.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,              June 30,
                                                                                                    -----------------------------
                                                                                        1997            1997            1996
                                                                                   --------------   -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.........................................................   $         --     $    155,000     $   595,000
  Accounts payable..............................................................       9,858,114      10,384,052       6,192,329
  Accrued expenses and other current liabilities................................      13,457,136      11,708,860       2,454,833
  Income taxes payable..........................................................             --        1,080,123         430,728
  Current portion of accrued landfill closure and other environmental
    costs.......................................................................       2,278,000       2,428,000       1,070,000
  Current portion of long-term debt.............................................       3,308,245       3,891,833       2,883,412
  Current portion of capital lease obligations..................................       1,238,789       1,474,656       1,499,124
  Deferred revenue..............................................................       3,661,501       2,968,306         626,117
                                                                                    ------------    ------------     -----------
     Total current liabilities..................................................      33,801,785      34,090,830      15,751,543

Deferred income taxes...........................................................       3,842,658       5,889,097         673,443
Long-term debt, net of current portion..........................................      55,802,918      65,070,500      10,000,022
Capital lease obligations, net of current portion...............................       1,258,993       1,843,914       3,196,024
Accrued landfill closure and other environmental costs..........................      11,772,644       7,293,648       2,625,421
Other liabilities...............................................................      13,221,023       9,151,246              --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares--50,000,000
     Issued--none
  Common stock, $.01 par value:
     Authorized shares--150,000,000
     Issued and outstanding shares--24,731,765, 18,608,220 and 11,979,050.......         247,317         186,082         119,790
  Additional paid-in capital....................................................     141,623,620      50,748,718      11,337,554
  Retained earnings.............................................................      13,144,745       8,985,388       5,533,507
                                                                                    ------------    ------------     -----------
                                                                                     155,015,682      59,920,188      16,990,851
  Less treasury stock at cost--39,100 common shares.............................         (76,259)        (76,259)        (76,259)
                                                                                    ------------    ------------     -----------
     Total stockholders' equity.................................................     154,939,423      59,843,929      16,914,592
                                                                                    ------------    ------------     -----------
     Total liabilities and stockholders' equity.................................    $274,639,444    $183,183,164     $49,161,045
                                                                                    ============    ============     ===========




                            See accompanying notes.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             SIX MONTHS ENDED                           YEAR ENDED
                                                               DECEMBER 31,                              JUNE 30,
                                                      ------------------------------   ---------------------------------------------

                                                           1997            1996            1997            1996            1995
                                                      --------------   -------------   -------------   -------------   -------------

                                                                       (UNAUDITED)

Revenues...........................................    $106,870,060     $64,990,530    $145,273,584     $99,988,418     $91,244,597
Cost of revenues...................................      73,323,208      51,173,193     106,109,330      80,239,389      68,486,847
Selling, general, and administrative
 expenses..........................................      13,376,915       7,461,931      19,501,121      16,003,386      13,456,298
Depreciation and amortization......................       6,435,331       2,961,019       7,202,122       5,339,347       5,369,772
Merger costs.......................................       2,725,000       1,856,340       3,336,792              --              --
                                                       ------------     -----------    ------------     -----------     -----------
Operating income (loss)............................      11,009,606       1,538,047       9,124,219      (1,593,704)      3,931,680
Interest expense, net..............................      (1,278,584)       (991,903)     (3,163,673)     (1,286,995)     (1,103,319)

Other income, net..................................         256,281         261,688         595,010         145,107         171,982
                                                       ------------     -----------    ------------     -----------     -----------
Income (loss) before income taxes..................       9,987,303         807,832       6,555,556      (2,735,592)      3,000,343
Income tax expense.................................       3,518,187         789,067       1,878,578          96,064         262,402
                                                       ------------     -----------    ------------     -----------     -----------
Net income (loss)..................................    $  6,469,116     $    18,765    $  4,676,978     $(2,831,656)    $ 2,737,941
                                                       ============     ===========    ============     ===========     ===========

Basic earnings (loss) per share....................            $.28     $        --            $.29           $(.25)           $.27
                                                       ============     ===========    ============     ===========     ===========

Weighted average number of shares
 outstanding.......................................      23,421,362      15,381,031      16,220,259      11,473,345      10,299,624
                                                       ============     ===========    ============      ==========      ==========

Diluted earnings (loss) per share                              $.26     $        --            $.27           $(.25)           $.26
                                                       ============     ===========    ============     ===========     ===========


Weighted average number of shares
 outstanding.......................................      24,968,299      16,057,320      17,183,952      11,473,345      10,392,232
                                                       ============     ===========    ============     ===========     ===========



                            See accompanying notes.

                      EASTERN ENVIRONMENTAL SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    NUMBER OF SHARES                    PAR VALUE
                                                   ------------------               ----------------
                                                               CLASS A                 CLASS A     ADDITIONAL
                                                  COMMON       COMMON       COMMON     COMMON       PAID-IN        RETAINED
                                                  STOCK         STOCK       STOCK       STOCK       CAPITAL        EARNINGS
                                                ----------   -----------   --------   ---------   ------------   ------------
Balance at June 30, 1994.....................    8,739,496    1,591,201    $ 87,394   $ 15,912    $  9,666,118   $ 9,527,341
 Exercise of common stock
  options....................................       30,000           --         300         --          25,950            --
 Issuance of common stock....................      300,000           --       3,000         --         297,000            --
 Net income..................................           --           --          --         --              --     2,737,941
 Dividends paid to former
  stockholders of pooled companies...........           --           --          --         --              --    (2,380,285)
 Other.......................................           --           --          --         --              --         5,701
                                                ----------   ----------    --------   --------    ------------   -----------
Balance at June 30, 1995.....................    9,069,496    1,591,201      90,694     15,912       9,989,068     9,890,698
 Exercise of common stock
  options....................................      140,000           --       1,400         --         141,100            --
 Exercise of common stock
  warrants...................................      303,353           --       3,034         --         424,312            --
 Issuance of common stock....................      875,000           --       8,750         --         783,074            --
 Conversion of common stock..................    1,591,201   (1,591,201)     15,912    (15,912)             --            --
 Net loss....................................           --           --          --         --              --    (2,831,656)
 Dividends paid to former
  stockholders of pooled companies...........           --           --          --         --              --    (1,525,500)
 Other.......................................           --           --          --         --              --           (35)
                                                ----------   ----------    --------   --------    ------------   -----------
Balance at June 30, 1996.....................   11,979,050           --     119,790         --      11,337,554     5,533,507
 Exercise of common stock
  options and warrants.......................      478,076           --       4,781         --         425,780            --
 Proceeds from sale of
  common stock, less
  commissions and issuance
  expenses of $724,248.......................    2,670,000           --      26,700         --       9,929,052            --
 Common stock issued in
  connection with the
  incorporation of Apex......................      796,927           --       7,970         --       3,242,030            --
 Common stock issued in
  purchase acquisitions......................    2,636,542           --      26,365         --      25,255,278            --
 Common stock issued for
  consulting services........................        5,625           --          56         --          44,944            --
 Stock issued to satisfy debt
  obligation.................................       42,000           --         420         --         514,080            --
 Adjustment for companies
  with different fiscal year end.............                                                                       (385,958)
 Net income..................................           --           --          --         --              --     4,676,978
 Dividends paid to former
  stockholders of pooled companies...........           --           --          --         --              --      (839,994)
 Other.......................................           --           --          --         --              --           855
                                                ----------   ----------    --------   --------    ------------   -----------
Balance at June 30, 1997.....................   18,608,220           --     186,082         --      50,748,718     8,985,388
 Exercise of common stock
  options and warrants.......................      353,748                    3,537                  1,739,707            --
 Income tax benefit from exercise
  of non-qualified stock options.............           --                       --                  1,245,469            --
 Proceeds from sale of 5,175,000
  shares of common stock, less
  commissions and issuance expenses
    of $6,579,880............................    5,175,000                   51,750                 85,224,620            --
 Common stock issued for acquisition
   accounted for as a pooling of
   interests.................................      216,667                    2,167                    140,833            --
 Transactions of pooled company..............           --                       --                         --      (617,150)
 Common stock issued to satisfy debt
   obligation................................       15,761                      158                    291,421            --
 Common stock issued in purchase
   acquisitions..............................      362,369                    3,623                  2,232,852            --
 Dividends to former stockholders of
   pooled companies..........................           --                       --                         --    (1,690,262)
 Other.......................................           --                       --                         --        (2,347)
 Net income..................................           --                       --                         --     6,469,116
                                                ----------   ----------    --------   --------    ------------   -----------
 Balance at December 31, 1997                   24,731,765           --    $247,317         --    $141,623,620   $13,144,745
                                                ==========   ==========    ========   ========    ============   ===========
                            See accompanying notes.

                                               TREASURY
                                                 STOCK          TOTAL
                                               ----------   --------------

Balance at June 30, 1994.....................   $(76,259)    $ 19,220,506
 Exercise of common stock
  options....................................         --           26,250
 Issuance of common stock....................         --          300,000
 Net income..................................         --        2,737,941
 Dividends paid to former
  stockholders of pooled companies...........         --       (2,380,285)
 Other.......................................         --            5,701
                                               ---------     ------------
Balance at June 30, 1995.....................    (76,259)      19,910,113
 Exercise of common stock
  options....................................         --          142,500
 Exercise of common stock
  warrants...................................         --          427,346
 Issuance of common stock....................         --          791,824
 Conversion of common stock..................         --               --
 Net loss....................................         --       (2,831,656)
 Dividends paid to former
  stockholders of pooled companies...........         --       (1,525,500)
 Other.......................................         --              (35)
                                               ---------     ------------
Balance at June 30, 1996.....................    (76,259)      16,914,592
 Exercise of common stock
  options and warrants.......................         --          430,561
 Proceeds from sale of
  common stock, less
  commissions and issuance
  expenses of $724,248.......................         --        9,955,752
 Common stock issued in
  connection with the
  incorporation of Apex......................         --        3,250,000
 Common stock issued in
  purchase acquisitions......................         --       25,281,643
 Common stock issued for
  consulting services........................         --           45,000
 Stock issued to satisfy debt
  obligation.................................         --          514,500
 Adjustment for companies
  with different fiscal year end.............                    (385,958)
 Net income..................................         --        4,676,978
 Dividends paid to former
  stockholders of pooled companies...........         --         (839,994)
 Other.......................................         --              855
                                               ---------     ------------
Balance at June 30, 1997.....................    (76,259)      59,843,929
 Exercise of common stock
  options and warrants.......................         --        1,743,244
 Income tax benefit from exercise
   of  non-qualified stock options...........         --        1,245,469
 Proceeds from sale of 5,175,000
   shares of common stock, less
   commissions and issuance expenses
    of $6,579,880............................         --       85,276,370

 Common stock issued for acquisition
   accounted for as a pooling of
   interests.................................         --          143,000
 Transactions of pooled company..............         --         (617,150)
 Common stock issued to satisfy debt
   obligation................................         --          291,579
 Common stock issued in purchase
   acquisitions..............................         --        2,236,475
 Dividends to former stockholders of
   pooled companies..........................         --       (1,690,262)
 Other.......................................         --           (2,347)
 Net income..................................         --        6,469,116
                                               ---------     ------------
 Balance at December 31, 1997                   $(76,259)    $154,939,423
                                               =========     ============

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS ENDED DECEMBER 31,                 YEAR ENDED JUNE 30,
                                                       -------------------------------   -------------------------------------------
                                                            1997             1996            1997            1996            1995
                                                       --------------   --------------   -------------   -------------   -----------
                                                                         (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...................................    $  6,469,116     $     18,765    $  4,676,978    $ (2,831,656)  $ 2,737,941

Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization.....................       6,435,331        2,961,019       7,202,122       5,339,347     5,369,772
  Provision for losses on receivables...............         711,864          431,567         631,871         358,795       472,356
  Landfill closure costs............................         402,587          161,914         512,772       1,317,310       291,804
  Noncash severance and transition costs............              --               --              --         740,827            --
  Noncash compensation expense......................              --               --          45,000         138,173            --
  Deferred income taxes.............................       3,130,752          650,200         913,494           3,374      (163,869)
  Loss on write-down of assets held for sale........              --               --              --         402,616            --
  Gain on sale of property and equipment............        (102,668)        (184,202)       (679,173)       (195,976)     (150,145)
  Changes in operating assets and liabilities:
    Accounts receivable.............................      (4,314,748)      (3,946,902)     (8,714,452)     (1,453,400)     (823,725)
    Income taxes....................................      (3,408,457)          (9,740)        963,375         (20,687)      147,565
    Accrued expenses................................      (3,697,760)       1,583,594              --              --            --
    Accounts payable................................      (1,958,990)         214,698       1,612,862       1,118,066       (60,959)
    Deferred revenue................................         630,403        1,268,832       2,575,485         237,315        (6,193)
    Prepaid expenses and other current assets.......       1,148,202          373,262              --              --            --
    Other...........................................      (1,061,251)        (445,324)       (992,851)        816,008       748,258
                                                        ------------     ------------    ------------    ------------   -----------
Net cash provided by operating activities...........       4,384,381        3,077,683       8,747,483       5,970,112     8,562,805

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired.....     (44,082,331)     (34,309,203)    (39,336,838)             --            --
Development of landfill sites.......................      (5,259,781)      (1,275,711)     (5,066,039)     (2,094,436)   (1,783,394)
Proceeds from sale of property and equipment........         635,221          557,226         989,893         826,859       437,835
Purchase of property and equipment..................     (10,119,058)      (9,417,553)    (15,869,966)    (11,175,467)   (6,517,847)
(Advances made) payments received on notes
 receivable, net....................................              --               --         (22,090)       (243,973)       62,810
Payments for intangibles............................        (816,713)        (540,000)     (2,682,110)       (122,500)     (574,950)
Landfill closure and insurance bonding deposits.....        (534,439)        (142,745)        (57,837)        111,485       (18,145)
Other, net..........................................              --               --         307,654         (81,871)     (196,376)
                                                        ------------     ------------    ------------    ------------   -----------
Net cash used in investing activities...............     (60,177,101)     (45,127,986)    (61,737,333)    (12,779,903)   (8,590,067)

FINANCING ACTIVITIES
Proceeds from revolving line of credit, long-term
 debt and capital lease obligations.................      36,254,128       40,679,360      69,360,762      10,510,920     7,201,440
Payments on revolving line of credit, long-term debt
 and capital lease obligations......................     (64,878,530)      (6,860,447)    (26,194,484)     (4,900,202)   (4,335,686)
Net (payments) borrowings on note payable to
 shareholder/officer................................              --          (59,407)             --        (229,695)      229,705
Proceeds from the incorporation of Apex.............              --        3,250,000       3,250,000              --            --
Proceeds from issuance of common stock, net
 of expenses and commissions........................      87,019,614       10,221,503      10,386,313       1,361,670       326,250
Cash dividends paid to former stockholders of
 pooled companies...................................      (1,363,262)        (270,405)       (839,994)     (1,525,500)   (2,380,285)
                                                        ------------     ------------    ------------    ------------   -----------
Net cash provided by financing activities...........      57,031,950       46,960,604      55,962,597       5,217,193     1,041,424
                                                        ------------     ------------    ------------    ------------   -----------
Net increase (decrease) in cash and cash equivalents       1,239,230        4,910,301       2,972,747      (1,592,598)    1,014,162
Cash and cash equivalents at beginning of period....       5,453,397        2,480,650       2,480,650       4,073,248     3,059,086
                                                        ------------     ------------    ------------    ------------   -----------
Cash and cash equivalents at end of period..........    $  6,692,627     $  7,390,951    $  5,453,397    $  2,480,650   $ 4,073,248
                                                        ============     ============    ============    ============   ===========


                            See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of Eastern Environmental Services, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  The accompanying consolidated financial statements reflect the merger of the Company with (i) Bluegrass Containment, Inc. ("Bluegrass") on March 9, 1998,
(ii) Hudson Jersey Sanitation Co., West Milford Haulage, Inc., Frank Stamato & Company, and Specialized Recycling Technologies (collectively the "Stamato Companies") on March 31, 1998, and (iii) Ecology Systems, Inc., Tactical Management Inc., and Transpro Inc. (collectively the "Ecology Companies") on March 31, 1998. These transactions were accounted for as poolings of interests. The Company has released post-combination financial information that included the date of consummation of these transactions; and accordingly, the consolidated financial statements include the accounts of Bluegrass, the Stamato Companies, and the Ecology Companies for all periods presented.

  Prior to combination, the fiscal year end of both the Ecology Companies and the Stamato Companies was December 31. The consolidated results of operations of the Company for the year ended June 30, 1997 include the results of operations of the Ecology Companies and the Stamato Companies for the same period while the consolidated results of operations of the Company for the year ended June 30, 1996 and 1995 include the results of operations of the Ecology Companies and the Stamato Companies for the year ended December 31, 1996 and 1995. A net decrease to equity of approximately $386,000 has been made to reflect the activity of the Ecology Companies and the Stamato Companies for the six-month period ended December 31, 1996. A summary of the results of operations of the Ecology Companies and the Stamato Companies for the six-month period ended December 31, 1996 is as follows:

  Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .  $23,189,000
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $   386,000


CHANGE IN YEAR END

   On April 1, 1998, the Company changed its fiscal year end from June 30 to December 31. The accompanying consolidated financial statements include audited financial statements for the six month transition period ended December 31, 1997.

UNAUDITED FINANCIAL STATEMENTS

   The consolidated financial statements for the six months ended December 31, 1996 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim period have been included.

DESCRIPTION OF BUSINESS

  The Company is engaged in the business of providing integrated solid waste management services, consisting of collection, transportation, and disposal services through nonhazardous waste disposal facilities and waste hauling operations. The Company's customers include municipal, commercial, industrial, and residential customers, both local and national companies, in various geographic regions primarily throughout the eastern United States.

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

                     EASTERN ENVIRONMENTAL SERVICES, INC.

PROPERTY AND EQUIPMENT

  Property and equipment is stated on the basis of cost. The Company provides depreciation over the estimated useful lives of assets using the straight-line method for its property and equipment except for landfill sites. The estimated useful lives are ten to 40 years for buildings and improvements, three to 12 years for vehicles, machinery, and equipment, five to 12 years for containers and three to ten years for furniture and fixtures.

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

  Annually, the Company prepares topographic analyses of the sites using various survey techniques to confirm airspace utilization during the current year and remaining capacity. Engineering, legal, and other costs associated with the expansion of permitted capacity of existing sites are deferred until receipt of all necessary operating permits. Such costs are capitalized and amortized after receipt of the necessary operating permits. The Company reviews the realization of landfill development projects on a periodic basis. The portion of landfill sites currently under development for future expansion and thus excluded from depreciation totaled $3,453,000, $3,159,000 and $2,701,000 at December 31, 1997,
and June 30, 1997 and 1996, respectively.

  The Company capitalizes interest costs as part of the cost of developing landfill sites and constructing disposal space. Interest costs of $138,000, $178,000, $84,000, and $48,000 were capitalized for the six months ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

  Depreciation expense includes depreciation recognized on assets under capitalized lease obligations.

EXCESS COST OVER FAIR MARKET VALUE OF NET ASSETS ACQUIRED

  The excess cost over fair market value of net assets acquired is amortized on a straight-line basis over 40 years commencing on the dates of the respective acquisitions. Amortization expense of excess cost over fair value of net assets acquired was $781,000, $435,000, $81,000, and $75,000, for the six months ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

OTHER INTANGIBLE ASSETS

  Other intangible assets consist principally of noncompete agreements and waste collection and hauling contracts acquired in the acquisition of landfill sites and waste collection operations. Noncompete agreements and waste collection and hauling contracts are currently being amortized over a period of three to 15 years. Amortization of other intangible assets was $583,000, $350,000, $233,000, and $330,000, for the six months ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

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

                     EASTERN ENVIRONMENTAL SERVICES, INC.

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

  Noncash investing and financing activities of the Company excluded from the statement of cash flows include property and equipment additions financed by debt of $3,000,000, $2,200,000, $22,000, and $109,000 and financed insurance premiums of $0, $1,211,000, $462,000, and $458,000 for the six months ended December 31, 1997 and the fiscal years ended 1997, 1996, and 1995, respectively.

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


NEW ACCOUNTING STANDARDS

  In October 1996, the AICPA issued SOP 96-1, Environmental Remediation Liabilities. The SOP provides guidance with respect to the recognition, measurement and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 in the quarter ended September 30, 1997, and the effect of adoption was not material to the Company.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is evaluating the disclosure requirements of SFAS No. 131 and currently believes that its adoption will have no material impact on its future disclosure requirements.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

EARNINGS PER SHARE

  In 1997, the Financial Accounting Standards Board issued a Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

  The following table sets forth the computation of basic and diluted earnings per share:


                                                               SIX MONTHS ENDED                 YEAR ENDED JUNE 30,
                                                                 DECEMBER 31,     -----------------------------------------------
                                                                     1997            1997              1996              1995
                                                               ----------------   -----------      -------------      -----------
  Numerator:
     Net income (loss)......................................        $ 6,469,116   $ 4,676,978       $(2,831,656)      $ 2,737,941
                                                                    ===========   ===========       ===========       ===========
  Denominator:
   Denominator for basic earnings per share  weighted
    average shares..........................................         23,421,362    16,220,259        11,473,345        10,299,624
  Effect of dilutive options and warrants...................          1,546,937       963,693                --            92,608
                                                                    -----------   -----------       -----------       -----------
  Denominator for diluted earnings per share................         24,968,299    17,183,952        11,473,345        10,392,232
                                                                    ===========   ===========       ===========       ===========
  Basic earnings (loss) per share...........................        $       .28   $       .29       $      (.25)      $       .27
                                                                    ===========   ===========       ===========       ===========
  Diluted earnings (loss) per share.........................        $       .26   $       .27       $      (.25)      $       .26
                                                                    ===========   ===========       ===========       ===========

2.   ACQUISITIONS

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD

  SIX MONTHS ENDED DECEMBER 31, 1997

  On December, 1, 1997, the Company completed its merger with Hamm's Sanitation, Inc. and H.S.S., Inc. (collectively "Hamm's") and 715,032 unregistered shares of Common Stock were issued in exchange for all the outstanding stock of Hamm's. Hamm's provides municipal solid waste collection services to approximately 21,000 commercial and residential customers in several northwestern New Jersey counties. The transaction has been accounted for using the pooling of interests method of accounting and, accordingly, the accompanying consolidated financial statements include the accounts of Hamm's for all periods presented.

  1997 FISCAL YEAR

  On September 27, 1996, the Company completed its merger with Super Kwik, Inc. and its affiliate ("Super Kwik") and 2,308,176 unregistered shares of Common Stock were issued in exchange for all outstanding shares of Super Kwik. Super Kwik operates a municipal solid waste collection business in southern New Jersey, operating over 75 collection vehicles and serving more than 29,000 customers. The transaction has been accounted for using the pooling of interests method; and, accordingly, the accompanying consolidated financial statements include the accounts of Super Kwik for all periods presented.

  On January 31, 1997, the Company completed its merger with Donno Company, Inc., Suffolk Waste Systems, Inc., Residential Services, Inc. and N.R.T. Realty Corporation (collectively referred to as the "Donno Companies" or "Donno") with 1,137,951 unregistered shares of Common Stock issued in exchange for all issued and outstanding shares of the Donno Companies. The Donno Companies operate over 75 vehicles and a transfer station and service over 60,000 residential and commercial customers in Nassau and Suffolk Counties of Long Island, New York. The transaction has been accounted for using the pooling of interests method; and, accordingly, the accompanying consolidated financial statements include the accounts of the Donno Companies for all periods presented.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

  On March 31, 1997, the Company completed its merger with Apex Waste Services, Inc. ("Apex"), with 796,927 unregistered shares of Common Stock (including
2,482 shares representing an adjustment for long-term debt being less than $15,000,000 at March 31, 1997) issued in exchange for all issued and outstanding shares of Apex. Apex operates over 65 collection vehicles and a transfer and processing station and provides services to approximately 10,000 residential and 4,000 commercial customers in Northeastern Pennsylvania. The transaction has been accounted for using the pooling of interests method. Apex was formed on October 1, 1996 as a result of the acquisition of certain assets from Waste Management of Pennsylvania, Incorporated, including $6.2 million excess cost over fair market value of net assets acquired. The results of operations of Apex have been included in the Company's consolidated financial statements since the date of inception of Apex.

  SUBSEQUENT TO DECEMBER 31, 1997

  On March 9, 1998, the Company completed its merger with Bluegrass and 198,224 unregistered shares of Common Stock were issued in exchange for all the outstanding stock of Bluegrass. Bluegrass owns and operates a landfill in Louisville, Kentucky. The transaction has been accounted for using the pooling of interests method of accounting and post-combination financial information has been released, and accordingly, the accompanying financial statements include the accounts of Bluegrass for all periods presented.

  On March 31, 1998, the Company completed its merger with the Ecology Companies and 155,665 unregistered shares of Common Stock were issued in exchange for all the outstanding stock of the Ecology Companies. The Ecology Companies operate a hauling operation out of Lyndhurst, New Jersey. The transaction has been accounted for using the pooling of interests method of accounting and post-combination financial information has been released, and accordingly, the accompanying financial statements include the accounts of the Ecology Companies for all periods presented.

  On March 31, 1998, the Company completed its merger with the Stamato Companies and 1,386,344 unregistered shares of Common Stock were issued in exchange for all the outstanding stock of the Stamato Companies. The Stamato Companies provide municipal solid waste collection services in New Jersey. The transaction has been accounted for using the pooling of interests method of accounting and post-combination financial information has been released, and accordingly, the accompanying financial statements include the accounts of the Stamato Companies for all periods presented.

  A detail of revenues and net income (loss) of the separate companies is as follows (unaudited):

                                                                                                        NET INCOME
                                                                                     REVENUES             (LOSS)
                                                                                 ----------------   ------------------
Six months ended December 31, 1997
  Eastern Environmental Services, Inc.........................................       $ 40,193,591         $ 2,562,082
  Pooled companies............................................................         66,676,469           3,907,034
                                                                                     ------------         -----------
  Combined....................................................................       $106,870,060         $ 6,469,116
                                                                                     ============         ===========
Year ended June 30, 1997
  Eastern Environmental Services, Inc.........................................       $ 30,759,984         $ 1,499,755
  Pooled companies............................................................        114,513,600           3,177,223
                                                                                     ------------         -----------
  Combined....................................................................       $145,273,584         $ 4,676,978
                                                                                     ============         ===========
Year ended June 30, 1996
  Eastern Environmental Services, Inc.........................................       $  7,632,503         $(3,500,043)
  Pooled companies............................................................         92,355,915             668,387
                                                                                     ------------         -----------
  Combined....................................................................       $ 99,988,418         $(2,831,656)
                                                                                     ============         ===========
Year ended June 30, 1995
  Eastern Environmental Services, Inc.........................................       $  8,650,945         $(1,547,550)
  Pooled companies............................................................         82,593,652           4,285,491
                                                                                     ------------         -----------
  Combined....................................................................       $ 91,244,597         $ 2,737,941
                                                                                     ============         ===========

  Super Kwik, Donno, Apex, H.S.S., Inc., Bluegrass, Hudson Jersey Sanitation, West Milford Haulage, Transpro, Inc. and Tactical Management were Subchapter S Corporations prior to the mergers, whereby, the taxable income or

                     EASTERN ENVIRONMENTAL SERVICES, INC.

loss flowed through to the individual shareholders. The effects of pro forma income taxes as a C Corporation would result in additional income tax expense of $780,000, $1,200,000, $280,000, and $1,500,000 for the six months ended December
31, 1997 and the years ended June 30, 1997, 1996, and 1995, respectively.

  In the six months ended December 31, 1997, the Company incurred $2,725,000 in merger related costs associated with the Waste X and Hamm's mergers, and mergers consummated in the year ended June 30, 1997. At December 31, 1997, approximately $2,218,000 is remaining in accrued liabilities.

  In the fiscal year ended June 30, 1997, the Company incurred approximately $3,337,000 in merger-related costs associated with the Super Kwik, Donno, and Apex mergers, of which approximately $2,040,000 and $1,355,000 is remaining in accrued liabilities at June 30, 1997 and December 31, 1997, respectively. The $3,337,000 of merger costs includes $835,000 of transaction-related expenses and $2,502,000 of costs to integrate operations. Additionally, tax provisions totaling $904,000 were recorded at the date of the mergers relating to net deferred tax liabilities with respect to the termination of the previous S Corporation elections of Super Kwik, Donno, and Apex and is included within income tax expense for 1997.

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD

  During the six months ended December 31, 1997, the Company consummated six acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included from the dates of such acquisitions. The total costs of acquisitions, including liabilities assumed, accounted for under the purchase method were $62.9 million. The excess cost over the fair market value of the net assets acquired was $14.7 million. This amount is being amortized over 40 years from the dates of respective acquisitions on a straight-line basis. Certain purchase price allocations are based on preliminary estimates as of the acquisition dates.

  During the fiscal year ended June 30, 1997, the Company consummated fourteen acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included from the dates of such acquisitions. The total costs of acquisitions, including liabilities assumed, accounted for under the purchase method were $88.2 million. The excess cost over the fair market value of the net assets acquired was $54.2 million. This amount is being amortized over 40 years from the dates of respective acquisitions on a straight-line basis. Certain purchase price allocations are based on preliminary estimates as of the acquisition dates.

The unaudited pro forma information set forth below assumes the six significant acquisitions accounted for under the purchase method had occurred at the beginning of the periods presented. In addition, this information includes the predecessor operations of Apex. Apex was formed on October 1, 1996 as a result of the acquisition of certain assets from Waste Management of Pennsylvania, Incorporated. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                               Six Months Ended         Year Ended
                               December 31, 1997      June 30, 1997
                              -------------------   ------------------
Revenues                          $113,332,000          $193,329,000
Net income                        $  6,624,000          $  3,994,000
Diluted earnings per share        $        .26          $        .21

The Company closed into escrow on May 12, 1997 the pending acquisitions of Golden Gate Carting Co., Inc. ("Golden Gate"), and Coney Island Rubbish Removal, Inc. ("Coney Island") pending satisfaction of certain customary closing conditions which the Company believes will be resolved. Estimated consideration relating to the Golden Gate and Coney Island acquisitions consists of 288,820 unregistered shares of Common Stock and the assumption of approximately $3.0 million of debt. The acquisitions of Golden Gate and Coney Island will be accounted for under the purchase method.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

3.   ACCOUNTS RECEIVABLE

  The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses. The following is a rollforward of the Company's allowance for bad debts:


                                                    SIX MONTHS                 YEAR ENDED JUNE 30,
                                                ENDED DECEMBER 31,    --------------------------------------
                                                       1997              1997          1996          1995
                                                -------------------   -----------   -----------   ----------
Balance at beginning of period...............           $2,078,000    $1,036,000    $  977,000    $ 650,000
Additions (charged to expense)...............              712,000       632,000       359,000      472,000
Deductions...................................             (341,000)     (785,000)     (300,000)    (145,000)
Other - purchase price allocation............              420,000     1,195,000            --           --
                                                        ----------    ----------    ----------    ---------
Balance at end of period.....................           $2,869,000    $2,078,000    $1,036,000    $ 977,000
                                                        ==========    ==========    ==========    =========

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  In September 1996, the Company entered into a new revolving credit facility with two major banks, BankBoston, N.A. and Bank of America Illinois, which provides for borrowings of up to $150,000,000 (as last amended on April 27, 1998) for repayment of certain debt, funding of acquisitions, and includes up to $50,000,000 of standby letters of credit availability. At the Company's option, the interest rate on any loan under the revolving credit facility will be based on an adjusted prime rate or Eurodollar rate, as defined in the agreement. The facility matures on October 31, 2002. The revolving credit facility, among other conditions, requires the payment of a commitment fee range of .25% to .50% on the unused balance, payable in arrears, and provides for certain restrictions on the ability of the Company, to incur borrowings, sell assets, or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios, leverage ratios, and profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired. A portion of the credit facility was utilized to refinance the remaining balances of an existing revolving credit facility and note payable.

  In September 1997, the Company purchased certain assets from Clean Ventures, Inc. for cash and notes payable. The notes are non-interest bearing with the $5,000,000 principal due in September 2000, or earlier upon the occurrence of certain events. The principal amount of the notes was not discounted and no interest was imputed due to the uncertainty of the payment stream.

  In December 1997, the Company, in connection with the acquisition of Pine Grove, Inc., assumed the obligation of $11,700,000 of tax exempt variable rate revenue bonds. Interest is payable monthly based on variable rates. The average interest rate in December 1997 was 3.76%.

  Debt and capital lease obligations consist of the following:

                                                                                                       JUNE 30,
                                                                             DECEMBER 31,    --------------------------------
                                                                                1997              1997             1996
                                                                           ---------------   --------------   ---------------
Revolving credit facility with BankBoston, N.A. and Bank of America
 Illinois, maturity date of October 2002, variable interest rates
 ranging from 8.0% to 8.5%..............................................       $31,000,000      $55,500,000   $            --
Tax exempt revenue bonds, with interest payable monthly
 at a variable rate. (3.76% average in Dec. 1997).......................        11,700,000               --
Notes payable...........................................................         5,000,000               --
Revolving credit facility...............................................                --               --           237,500
Note payable............................................................                --               --         1,096,875
Note payable secured by certain real estate. Interest at 8.5% payable
 monthly, principal due June 2002.......................................         1,450,000        1,450,000                --
Notes payable to various financial institutions, with various maturities payable through September 2013, interest rates (fixed and variable) ranging from 6.56% to 12.5%, and monthly installments
 ranging from $1,179 to $22,755.........................................         4,015,842        4,478,427         5,084,661
Machinery and equipment notes payable, secured by equipment, with various maturities payable through February 2005, interest rates ranging from 6% to 12.4%, payable monthly in installments ranging from
 $335 to $34,201........................................................         6,561,091        7,958,195        10,422,894

Other...................................................................         1,882,012        2,894,281           736,652
                                                                               -----------      -----------       -----------
                                                                                61,608,945       72,280,903        17,578,582
Less current portion....................................................         4,547,034        5,366,489         4,382,536
                                                                               -----------      -----------       -----------
                                                                               $57,061,911      $66,914,414       $13,196,046
                                                                               ===========      ===========       ===========

                     EASTERN ENVIRONMENTAL SERVICES, INC.

  Certain machinery and equipment notes payable discussed above have been classified as capital lease obligations in the balance sheet. Cost and accumulated depreciation related to assets under capital leases are as follows:

                                                                    DECEMBER 31,               JUNE 30,
                                                                                    -------------------------------
                                                                        1997             1997             1996
                                                                   --------------   --------------   --------------
   Cost.........................................................       $3,896,681       $4,280,592       $4,492,355
   Accumulated depreciation.....................................        1,347,582        1,403,794          934,210
                                                                       ----------       ----------       ----------
                                                                       $2,549,099       $2,876,798       $3,558,145
                                                                       ==========       ==========       ==========

  Maturities of long-term debt are as follows: 1998--$4,547,034; 1999-- $3,819,352; 2000--$7,216,062; 2001--$1,476,623; 2002 and thereafter--
$44,549,874.

  Interest paid on all indebtedness was $1,679,000, $3,290,000, $1,351,000, and $1,088,000, for the six months ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

  Letters of credit have been provided to the Company supporting performances of landfill closure and post-closure requirements, insurance contracts, and other contracts. Letters of credit outstanding at December 31, 1997 aggregated $16,766,000.


5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities consisted of the following:

                                                                  DECEMBER 31,                  JUNE 30,
                                                                                    --------------------------------
                                                                      1997               1997              1996
                                                               ------------------   ---------------   --------------

      Accrued compensation..................................          $ 1,391,186       $   959,496       $  460,814
      Accrued professional fees.............................              268,845           277,148          165,500
      Miscellaneous taxes...................................              351,768           721,821          178,276
      Accrued severance costs...............................              143,742           165,869          583,832
      Accrued transaction and transition costs..............            7,431,244         5,555,181           97,000
      Other.................................................            3,870,351         4,029,345          969,411
                                                                      -----------       -----------       ----------
                                                                      $13,457,136       $11,708,860       $2,454,833
                                                                      ===========       ===========       ==========


6.   ACCRUED LANDFILL CLOSURE AND OTHER ENVIRONMENTAL COSTS

  The Company owns or operates eleven non-hazardous solid waste landfills, all of which are permitted and ten of which are operating. The Company will have financial obligations related to closure and post-closure monitoring and maintenance of these currently permitted and operating landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology, and presently enacted laws and regulations. Accordingly, the Company will continue to periodically review and update underlying assumptions and projected costs and record required adjustments. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency's Subtitle D regulations as implemented and applied on a state-by-state basis. Final closure and post-closure accruals consider estimates for the final cap and cover for the site, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste, which is generally expected to be for a period of up to thirty years after final site closure.

  For disposal sites that were previously operated by others, the Company assessed and recorded a final closure and post-closure liability at the time the Company assumed closure responsibility based upon the estimated total closure and post-closure costs and the percentage of airspace utilized as of such date. Thereafter, the difference

                     EASTERN ENVIRONMENTAL SERVICES, INC.

between the final closure and post-closure costs accrued and the total estimated closure and post-closure costs to be incurred is accrued and charged to expense as airspace is consumed. As of December 31, 1997, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's landfills will be approximately $20.0 million, of which $4.7 million has been accrued as of December 31, 1997. In addition, the Company estimates that the costs of post-closure monitoring of groundwater and methane gas and other required maintenance procedures for the currently permitted and expansion areas will approximate $90,000-$125,000 per year for 30 years after closure at each of the Company's two municipal solid waste accepting facilities and $13,000-$16,000 per year for 30 years after closure at the Company's industrial landfill sites. The Company has accrued $3.6 million for post-closure obligations as of December 31, 1997.

  Funding of closure and post-closure obligations and other environmental costs accrued to date are estimated as follows: 1998-$2,278,000; 1999-$1,402,000; 2000-$1,000,000; 2001 and thereafter $9,371,000.

  Also included in accrued landfill closure and other environmental costs is $5.4 million for waste relocation costs at the Company's Chambersburg, Pennsylvania landfill.

  Pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements at each of the Company's landfills, the Company maintains bonding facilities, collateralized by irrevocable letters of credit and cash deposits.

  At December 31, 1997 the Company had as financial assurance, irrevocable letters of credit outstanding of $1,126,000, bonds outstanding of $12,929,000 million, and cash deposits of $378,000.


7.  OTHER LIABILITIES

  In connection with certain acquisitions made by the Company, the Company has accrued liabilities totaling $13.2 million for common stock and/or cash issuable to sellers upon satisfactory resolution of certain contingencies. These amounts have been included in the purchase price allocations of the respective acquisitions.


8.   COMMON STOCK

  On January 14, 1998, the Stockholders of the Company approved (i) an amendment to the Company's Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 50,000,000 shares to 150,000,000 shares, (ii) an amendment to the Company's Certificate of Incorporation, as amended, to eliminate Class A common stock, and (iii) an amendment to the Company's Certificate of Incorporation, as amended, to create a class of undesignated Preferred Stock.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

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

  On August 9, 1996, the Company completed a private placement ("Placement") of 2,500,000 shares of its common stock at $4.00 per share with various accredited investors for the purpose of raising funds to construct disposal space at the Company's landfills, to provide for closure of certain filled disposal areas, and to provide working capital. Net proceeds, after deduction of agent fees and related costs, were $9,350,000. The shares sold in the private placement are not registered, and registration rights do not commence for two years.

  The Company also issued 125,000 shares of its common stock at $4.00 per share to a bank at substantially the same terms as the Placement.

  In August 1997, the Company completed its registration and sale of 5,175,000 shares of Common Stock for $17.75 per share, for the purpose of reducing its outstanding indebtedness under its credit facility, and to fund future acquisitions, capital expenditures and working capital needs. Net proceeds, after deduction of fees and related costs, were approximately $85,300,000.

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

  In August 1996, the Company's stockholders approved the 1996 Stock Option Plan providing for the granting of incentive stock options or nonqualified stock options to directors, officers, or employees of the Company. Under this plan, 2,500,000 shares are reserved for issuance. Incentive stock options have an exercise price consistent with the provisions of the previously existing plans. Nonqualified options have an exercise price which is determined by the Company's Stock Option Committee (the "Committee") in its discretion. The options generally expire ten years from the date of grant and are exercisable based upon graduated vesting schedules as determined by the Committee. As of December 31, 1997, 2,238,045 options have been granted under this Plan including 1,317,837 nonqualified stock options.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

  The Company's Board of Directors adopted the Company's 1997 Stock Option Plan on November 14, 1997 (the "1997 Plan"). The 1997 Plan became effective when adopted by the Board of Directors. As of December 31, 1997, 315,000 options have been granted under the 1997 Plan including 300,312 non-qualified stock options. In January 1998, the Company's stockholders approved the 1997 Plan. Stockholder approval was required so that issued options would receive incentive stock option treatment. The 1997 Plan provides for the granting of incentive stock options to directors, officers, or employees of the Company. Under this plan, 5,000,000 shares are reserved for issuance. Incentive and non-qualified options have exercise prices with terms of the options consistent with the provisions of the previously existing plans.

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

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997 and 1996; risk-free interest rate of 6%; dividend yield of 0%; expected volatility of the market price of the Common Stock of 45% for the six months ended December 31, 1997, and 70% for the years ended June 30, 1997 and 1996; and a weighted-average expected life of the option of 4 years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma results are not likely to be representative of the effects on reported or pro forma results of operations for future years. The Company's pro forma information is as follows:


                                                SIX MONTHS ENDED
                                                  DECEMBER 31,               YEAR ENDED JUNE 30
                                                                     ------------------------------------
                                                      1997                 1997               1996
                                              --------------------   ----------------   -----------------
Pro forma net income (loss)                        $4,632,000                $993,000        $(3,067,000)

Pro forma diluted earnings (loss) per share        $      .19                $    .06        $      (.27)

  Options outstanding have been granted to officers and employees to purchase common stock at prices ranging from $.01 to $21.00 per share. A summary of the option transactions is as follows:

                                                                             Weighted       Shares
                                                                             Average      Exercisable
                                                                             Exercise          at
                                                               Shares         Price       End of Period
                                                             ----------     ----------   --------------
  Options outstanding at June 30, 1994                          417,200           $.88      337,450
      Granted                                                    20,000            .97
      Exercised                                                 (30,000)           .87
      Cancelled                                                 (40,300)           .99
                                                              ---------
  Options outstanding at June 30, 1995                          366,900            .88      350,650
      Granted                                                   655,000           5.78
      Exercised                                                (140,000)          1.02
      Cancelled                                                  (1,000)          1.88
                                                              ---------
  Options outstanding at June 30, 1996                          880,900           4.50      338,333
      Granted                                                 1,590,736           9.07
      Exercised                                                 (76,945)           .79
      Cancelled                                                      --             --
                                                              ---------
  Options outstanding at June 30, 1997                        2,394,691           7.57      657,379
      Granted                                                   425,800          18.95
      Exercised                                                (245,168)          4.74
      Cancelled                                                 (12,500)         13.14
                                                              ---------
  Options outstanding at December 31, 1997                    2,562,823           9.71      904,635


                     EASTERN ENVIRONMENTAL SERVICES, INC.

  The weighted average fair values of options granted during the six months ended December 31, 1997, and for the years ended June 30, 1997 and 1996 were $8.04, $5.14 and $3.14 per share, respectively. The weighted average exercise price of options outstanding and exercisable at December 31, 1997 was $6.56.

  Compensation expense has been recognized for those options granted with exercise prices below the fair market value of the Company's stock on the date of grant.




  Stock options outstanding at December 31, 1997 are summarized as follows:


   RANGE OF                             WEIGHTED AVERAGE           WEIGHTED
   EXERCISE            NUMBER               REMAINING               AVERAGE
    PRICES          OUTSTANDING         CONTRACTUAL LIFE        EXERCISE PRICE
--------------   -------------------   --------------------   -----------------

$  .01 -  $5.00        173,941              1.7 years               $ 1.09
$ 5.01 - $10.00      1,357,277              8.4 years               $ 6.38
$10.01 - $15.00        612,800              9.3 years               $13.19
$15.01 - $21.00        417,800              7.9 years               $19.00
                     ---------
$  .01 - $21.00      2,561,823              8.1 years               $ 9.71
                     =========

  The Company's Employee Stock Bonus Plan and Employee Benefit Stock Purchase Plan (the Employee Plans) are for eligible employees. Shares are awarded under the Employee Stock Bonus Plan at the Company's discretion based on the employees' performance. Under the Employee Benefit Stock Purchase Plan, employees may purchase shares of common stock at a purchase price of 85% of the fair market value at the date of purchase. A total of 450,000 common shares are reserved under the Employee Plans. At December 31, 1997, 27,311 shares have been issued under the Employee Plans. At December 31, 1997, the Company has 866,884 warrants outstanding of which 564,884 are exercisable to purchase shares of common stock. Terms of warrants have been established by the Board of Directors at prices between $1.50 and $18.75 expiring at various dates through 2007.

10.   INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                             DECEMBER 31,            JUNE 30,
                                                                                            ----------------------------
                                                                                1997            1997            1996
                                                                            -------------   -------------   ------------
Deferred tax liabilities:
  Property, equipment and intangibles....................................    $(5,891,475)    $(6,702,179)   $  (794,844)
  Other, net.............................................................     (1,152,588)       (906,429)      (123,583)
                                                                             -----------     -----------    -----------
     Total deferred tax liabilities......................................     (7,044,063)     (7,608,608)      (918,427)
Deferred tax assets:
  Allowance for doubtful accounts........................................      1,142,639         906,998        158,915
  Accrued refurbishing costs.............................................      3,119,605       2,191,797             --
  Reserve for loss on assets held for sale...............................             --          62,205        255,933
  Net operating loss carryforwards.......................................      1,245,464         194,284      1,484,833
  Environmental costs....................................................      2,327,732       1,623,741             --
  AMT credit.............................................................         92,363         109,500         24,376
  Reserve for severance and transition costs.............................             --              --        269,232
  Other, net.............................................................             --              --         68,140
                                                                             -----------     -----------    -----------
     Total deferred assets...............................................      7,927,803       5,088,525      2,261,429
Valuation allowance for deferred tax assets..............................             --              --     (1,644,000)
                                                                             -----------     -----------    -----------
Net deferred tax assets..................................................      7,927,803       5,088,525        617,429
                                                                             -----------     -----------    -----------
Net deferred tax assets (liabilities)....................................    $   883,740     $(2,520,083)   $  (300,998)
                                                                             ===========     ===========    ===========

                     EASTERN ENVIRONMENTAL SERVICES, INC.

   At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $3,558,000 that expire through 2011. However, due to a change in control, the Company's ability to use such net operating loss carryforwards may be limited.


   Significant components of the provision for income taxes are as follows:


                                                                  SIX MONTHS ENDED          YEAR ENDED JUNE 30,
                                                                     DECEMBER 31,    --------------------------------
                                                                        1997           1997       1996         1995
                                                             ---------------------   --------   --------     --------
Current:
  Federal.............................................              $  199,070    $  453,347    $29,028   $ 275,016
  State...............................................                 188,365       511,737     63,662     151,255
                                                                    ----------    ----------    -------   ---------
                                                                       387,435       965,084     92,690     426,271
Deferred:
  Federal.............................................               2,523,594       838,504        600     (65,452)
  State...............................................                 607,158        74,990      2,774      40,693
  Operating loss carryforward.........................                      --            --         --    (139,110)
                                                                    ----------    ----------    -------   ---------
                                                                     3,130,752       913,494      3,374    (163,869)
                                                                    ----------    ----------    -------   ---------
  Provision for income taxes..........................              $3,518,187    $1,878,578    $96,064   $ 262,402
                                                                    ==========    ==========    =======   =========

   The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is:

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,                   YEAR ENDED JUNE 30,
                                                               ------------------    ------------------------------------------
                                                                       1997             1997           1996           1995
                                                               -------------------   ------------   -------------   -----------
Tax at U.S. federal statutory rates...................              $3,482,447    $ 2,235,678     $(1,160,387)    $(332,989)
S Corporation income prior to pooling date............                (736,712)      (971,200)             --            --
State income taxes, net of federal tax benefit........                 537,353        326,650          66,436       204,631
Nondeductible costs and other acquisition accounting
 adjustments..........................................                 390,681      1,019,829          24,918        24,918
S Corporation status termination......................                   9,798        904,563              --            --
Valuation allowance for deferred tax assets...........                      --     (1,644,000)      1,154,000       340,000
Other.................................................                (165,380)         7,058          11,097        25,842
                                                                    ----------    -----------     -----------     ---------
Provision for income taxes............................              $3,518,187    $ 1,878,578     $    96,064     $ 262,402
                                                                    ==========    ===========     ===========     =========


   Income tax payments, net, made during the six months ended December 31, 1997 and the years ended June 30, 1997, 1996, and 1995 were $3,730,000, $174,000,
$70,000, and $43,000, respectively.

11.   COMMITMENTS AND CONTINGENCIES

   The Company is obligated under various operating leases, primarily for certain office facilities and transportation equipment. Lease agreements frequently include renewal options and require that the Company pay for taxes, insurances, and maintenance expense. Future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows: 1998-$1,245,000, 1999- $1,125,000, 2000-$829,000, 2001-$618,000, and 2002-$398,000. Total rental expense under operating leases was approximately $1,129,000, $623,000, $370,000, and $411,000 for the six months ended December 31, 1997 and the years ended June 30, 1997, 1996, and 1995, respectively.

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

                     EASTERN ENVIRONMENTAL SERVICES, INC.

  In October 1996, the Company received a final permit to construct its expansion area at its Somerset, Kentucky landfill. Prior to the actual construction of the expansion area, the Company is required to complete certain investigations to confirm the adequacy of the groundwater monitoring program approved in the final permit. The final permit also requires closure of the original disposal area. In addition, the Company has entered into an exclusive waste disposal franchise agreement with Pulaski County, Kentucky, to service the municipal waste needs of the county at the Company's Kentucky landfill through the year 2002. The Company's obligations under this franchise agreement were suspended on July 1, 1996 for a one-year period ending July 1, 1997 due to the Company's cessation of operations at the original permit area and delay in initiating operations at the expansion area. As of July 1, 1997, the Company has resumed operation of the transfer station in accordance with the franchise agreement and expects to continue such operations until construction begins on the expansion area. Failure to continue to comply with the franchise agreement, or timely closure of the original disposal area, could result in the forfeiture of the performance bond of $1,300,000.

     On September 8, 1997, the Company acquired certain assets and real estate from Clean Ventures, Inc. and PJ's Environmental Services to operate a transfer station in Brooklyn, New York. In connection with the acquisition, the Company was assigned two consent orders issued by the New York State Department of Environmental Conservation (the "DEC") and the New York City Department of Sanitation (the "DOS"). The consent orders gave the Company the authority to operate the transfer station at a rate of 1,000 tons of municipal solid waste and 2,500 tons of construction and demolition waste per day. Municipal solid waste cannot be processed until the Company constructs a building in which the municipal solid waste will be handled. The Company expects that it will have the building constructed by July 1998. The consent order issued by the DEC had an initial term of 90 days and was renewed two times. In May 1998, the DEC decided not to renew its consent order for a further 90 day term. The Company has initiated a legal action against the DEC for its failure to renew the consent order and is seeking an injunction. Management believes that they will be successful in obtaining the necessary permits to operate this transfer station.

  The Company is subject to various contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemicals or petroleum substances by the companies or other parties. At December 31, 1997, the Company has accrued for certain potential environmental remediation activities as other long-term accrued environmental costs. Such accrual amounted to $335,680, and in management's opinion, was appropriate based on existing facts and circumstances. Under the most adverse circumstances, however, this potential liability could reach $860,000 as provided in independent engineering studies and evaluations. In the event that future remediation expenditures are in excess of amounts accrued, management does not anticipate that they will have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

  The Company carries insurance covering its assets and operations, including pollution liability coverage. Specifically, each of the Company landfills has pollution liability coverage of $5,000,000 per occurrence or $5,000,000 in the aggregate subject to a $500,000 deductible per occurrence. Nevertheless, there can be no assurance that the Company's insurance will provide sufficient coverage in the event an environmental claim were made against the Company or that the Company will be able to maintain in place such insurance at reasonable costs. An uninsured or underinsured claim against the Company of sufficient magnitude could have a material adverse effect on its business and results of operations. The Company is also subject to the risk of claims by employees and others made after the expiration of the policy coverage period, including asbestos-related illnesses (such as asbestosis, lung cancer, mesothelloma and other cancers), which may not become apparent until many years after exposure. From May 15, 1985 through April 28, 1988, the Company carried claims-made general liability coverage. Any claims presented on the basis of exposure during that period may not be covered by insurance and any liability resulting therefrom could, consequently, have an adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

  Certain of the Company's executive officers have entered into employment agreements whereby they will be entitled to receive certain bonuses in cash or common stock upon a change in control of the Company. The Company estimates that the total of these payments based on current salaries would be approximately $3,200,000. Such agreements also include severance provisions and immediate vesting provisions of issued options should the officer be terminated.

12.   UNUSUAL OPERATING COSTS

  Unusual operating costs and other adjustments of $3,027,000 were included in the fourth quarter of fiscal 1996 results of operations. A charge of $900,000 to cost of revenues to accrue for certain closure and post-closure monitoring costs was recorded for the Somerset, Kentucky landfill resulting from a reduction in the Company's estimate of future probable airspace since the draft permit was being adjudicated, providing a valuation allowance for possible impairment of this asset. In October 1996, the Company received approval of its expansion permit, and in May 1997, the Company decided to continue to operate the landfill. As the Company proceeds with construction of

                     EASTERN ENVIRONMENTAL SERVICES, INC.

the landfill, the adequacy of the closure and post-closure accruals will be reevaluated based on current assessments of future probable airspace and closure and post-closure cost estimates. Additionally, charges totaling approximately $879,000 were charged to selling, general, and administrative expenses relating to the change in control of the Company, as discussed in Note 8. Of the $879,000 charge, $672,000 related to recorded severance costs, $97,000 reflected management's estimate of various transition costs in moving the Company's corporate offices, and $110,000 related to certain legal and other professional costs incurred in completing the transaction. Additionally, management refined its estimates of necessary reserves against past-due receivables, outstanding contingencies, and deferred acquisition costs and increased such reserves by $221,000, $468,000, and $70,000, respectively. The increase in contingency reserves included the $336,000 accrued for certain long-term environmental remediation activities (see Note 11). Additionally, in the fourth quarter, management made a decision to replace certain of its equipment utilized in the landfill and hauling operations, in addition to selling certain real estate previously used in operations and currently being leased to unrelated parties. A charge of $489,000 was recorded to other expenses to write down these assets held for sale to estimated net realizable value. Finally, in the second quarter, management recorded a provision of $331,000 related to a severance agreement settlement with a unionized workforce.

  Unusual operating costs of $532,000 were included in the fourth quarter of fiscal 1995 results of operations. A total charge to cost of revenues of $339,000 related to the Company's cessation of waste acceptance at the Somerset, Kentucky landfill on June 30, 1995, and the Company's decision to simultaneously permit and operate a waste transfer facility to continue to service the waste needs of the local host county under the ten-year waste disposal franchise agreement previously awarded to the Company expiring in the year 2002. Of the $339,000 of unusual operating costs, $150,000 reflected the Company's estimate of operating losses at the Kentucky facility through fiscal 1996, and $189,000 reflected a noncash charge to write off remaining capitalized costs relating to a disposal cell closed on June 30, 1995.

  Additionally, a charge of $78,000 was recorded in the fourth quarter of fiscal 1995 to reduce the remaining net assets of All Waste Refuse Services, Inc. ("AWRS"), the Company's waste collection business located in Beaufort County, South Carolina, to their estimated net realizable value at June 30, 1995. The $78,000 charge included a write-down of $58,000 for certain operating assets, receivables, and supplies inventory and the establishment of a reserve at June 30, 1995, for the anticipated loss on final divestiture of assets of $20,000. During fiscal 1995, the Board of Directors of the Company made a decision to exit the local hauling business in Beaufort County as a result of limited integration with the Company's landfill operation and continued operating losses resulting from significant competitive pressures. The majority of the operating assets of AWRS were sold in fiscal 1995 through several asset sale transactions. Also in 1995, the Company refined its estimate of necessary reserves against past-due receivables resulting in a charge to operations of $118,000.

  During 1995, Hudson Jersey Sanitation Co. agreed to a settlement with the pension provider for their union known as Central States, Southeast and Southwest Pension Fund. This settlement pertains to an audit of their pension contributions. The Company paid $381,588 to satisfy the settlement, which covers the period from December 31, 1989 to December 31, 1994. The entire amount was charged to expense in 1995 and has been recorded as other income on the statement of operations.

13.   RELATED PARTY TRANSACTIONS

  In connection with the consummation of the Stock Purchase Agreement (see Note
8), the Company entered into a series of agreements with Mr. Skuba, including a Severance Agreement dated June 20, 1996. Pursuant to the severance agreement, virtually all prior agreements between Mr. Skuba and the Company were terminated, including the Company's obligation to make certain cash payments to Mr. Skuba upon his resignation from the Company, and in consideration therefor; the Company, among other benefits (i) conveyed to Mr. Skuba or a company controlled by Mr. Skuba (a) all of the outstanding capital stock of a corporation that owns certain real property, (b) certain real and personal property, and (c) certain vehicles owned by the Company, (ii) transferred to Mr. Skuba certain potential business opportunities that the Company decided that it had no interest in pursuing, (iii) agreed to provide Mr. Skuba with certain health benefits at the Company's cost until June 1997, and (iv) agreed to indemnify Mr. Skuba to the extent provided by the Company's Certificate of Incorporation and to maintain director and officer liability insurance for him until June 2002. The Company recorded a total of $459,100 noncash expense related to the Severance

                     EASTERN ENVIRONMENTAL SERVICES, INC.

Agreement including $259,600 of compensation expense, loss on the sale of certain assets of $156,000, and $43,500 of benefits related to a Consulting Agreement with Mr. Skuba that expired in June 1998.

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

  The Company received management services from a company that is 50% owned by certain stockholders of the Company. The amount of these services charged to expense was $0, $56,000, $590,000, and $414,000 for the six months ended December 31, 1997 and the years ended June 30, 1997, 1996, and 1995, respectively.

  The notes receivable from officers are due in fiscal 2006. The interest rate on these loans was 6% at December 31, 1997, June 30, 1997 and 1996, and 8% at June 30, 1995.

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

  In connection with the Company's acquisition of Super Kwik in September 1996, the Company executed a $750,000 mortgage note in favor of Spruce Avenue Associates, a general partnership whose partners are two officers of the Company. The note bears interest at the rate of ten percent per annum and is due and payable on September 27, 1999. The note is secured by mortgage on certain real property of the Company located in Voorhees, New Jersey. The principal amount outstanding under the mortgage note at December 31, 1997 was $750,000.

  The Company paid a professional corporation owned by an officer of the Company approximately $198,000 during the six months ended December 31, 1997 and $76,000 in the year ended June 30, 1997 for legal services rendered to the Company.

  Since October 1996, the Company has utilized a corporation, owned by Matthew
J. Paolino, a Director of the Company, to provide excavation services and rental equipment in connection with the development of additional disposal capacity at two of the Company's landfills in Pennsylvania and other Company projects. The amount paid to the corporation was approximately $432,000 and $741,000 for the six months ended December 31, 1997 and the year ended June 30, 1997, respectively.

  Bluegrass leased certain operating equipment and employees from Rust of Kentucky, Inc., a company owned by an individual who also owned 49% of Bluegrass at the time. Amounts for these transactions totaled $109,000, $192,000, $262,000, and $253,000 for the six months ended December 31, 1997, the years ended June 30, 1997, 1996, and 1995, respectively.

  The Company believes that each of the transactions described above was entered into on an arm's-length basis in the ordinary course of the Company's business and on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

14.   SUBSEQUENT EVENTS

    On February 12, 1998, the Company acquired Kelly Run Sanitation, Inc. ("Kelly Run Landfill") from USA Waste Services, Inc. Consideration under the agreement consisted of 250,000 unregistered shares of common stock of the Company in exchange for all the issued and outstanding shares of Kelly Run Landfill. This transaction will be accounted for using the purchase method of accounting.

    On May 29, 1998, the Company acquired certain assets of Kimmins Corp., Transcor Waste Services, Inc., and Kimmins Recycling Corp. (collectively, "Kimmins"). Consideration under the agreement consisted of $11,596,000 of cash to the Sellers. This transaction will be accounted for using the Purchase Method of Accounting.

    Additionally, from January 1, 1998 to June 30, 1998, the Company acquired the assets of 14 collection companies in separate transactions. Total consideration under the agreements consisted of approximately 384,000 shares of Common Stock, cash of approximately $13.9 million to the sellers, and the assumption of approximately $124,000 of long term debt. These transactions will be accounted for using the purchase method of accounting.

    Also, between May 29, 1998 and June 25, 1998, the Company completed mergers with five companies (three solid waste collection companies, one special waste collection company and one landfill) in separate transactions. 431,125 shares of the Company's Common Stock were issued in exchange for all the issued and outstanding stock of these companies. These transactions will be accounted for using the Pooling of Interests Method. Periods prior to the consummation of the merger will not be restated to include the accounts of these companies as combined results would not be materially different from the results as presented.

    On June 26, 1998, the Company acquired all of the stock of several residential and commercial waste collection and recycling operations (All Waste Systems, Inc. and Ulster Sanitation, Inc.)("All Waste and Ulster") and related companies in exchange for approximately 2,300,000 shares of the Company's common stock. These combinations are anticipated to be accounted for using the pooling of interests method of accounting. Revenues and net loss, for the year ended December 31, 1997, for All Waste and Ulster, on a combined basis, were $31,201,000 and $588,000, respectively.

  In June 1998, the Company completed its registration and sale of 8,625,000 shares, at $26.375 per share, which included the sale of 500,000 shares by selling shareholders and the sale by the Company of 1,125,000 shares to cover overallotments. Net proceeds to the Company, after deduction of fees and related costs, were approximately $204,000,000. The unaudited pro forma diluted earnings per share for the six months ended December 31, 1997 assuming the issuance of these shares and receipt of related proceeds on July 1, 1997 and the reduction of outstanding indebtedness and related interest expense, net of income taxes, would have been $.21 per share.

  On April 1, 1998, the Company adopted a change in its fiscal year end from June 30 to December 31. The unaudited pro forma information set forth below represents certain information the calendar year ended December 31, 1997 had the adoption been made effective January 1, 1997:

                                          Year Ended
                                       December 31, 1997
                                       -----------------
                                         (unaudited)
Revenues .............................   $ 187,153,114
Net income ...........................   $  11,127,329
Diluted earnings per share ...........   $         .51

                                 EXHIBIT INDEX

Exhibit
 No.    Description
----    -----------


3.1     Certificate of Incorporation

3.2     By-Laws

10.5    1991 Stock Option Plan

10.10 Agreement between Pulaski County Solid Waste Management District and Pulaski Landfill, Inc.

21      Subsidiaries of the Company

22      Consent of Ernst & Young LLP

23      Powers of Attorney (Included on the signature page of this Report)

27      Financial Data Schedule