Form 10-Q/A
period 1998-03-31
EASTERN ENVIRONMENTAL SERVICES INC
filed 1998-08-14
CIK 815272

================================================================================



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

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   FORM 10-Q/A
                         QUARTER ENDED MARCH 31, 1997



                                   CONTENTS

                                                                    PAGE
PART I - FINANCIAL INFORMATION AS AMENDED. *

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


* See Note 2 to Condensed Consolidated Financial Statements.

                        PART I - FINANCIAL INFORMATION
                          ITEM 1 FINANCIAL STATEMENTS

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         MARCH 31,     DECEMBER 31,
                             ASSETS                                        1998            1997
                                                                       -----------    ---------------
                                                                        (RESTATED)       (RESTATED)
Current assets:
  Cash and cash equivalents                                            $  4,660,333    $  6,692,627
  Accounts receivable, less allowance for doubtful
    accounts of $3,250,000  and $2,869,000                               27,434,090      26,267,643
  Deferred income taxes                                                   1,833,253       1,410,000
  Prepaid expenses and other current assets                               7,457,376       4,913,052
                                                                       ------------    ------------
Total current assets                                                     41,385,052      39,283,322
Property and equipment:
  Land                                                                   12,166,541      12,377,629
  Landfill sites                                                         98,983,078      84,710,540
  Buildings and leasehold improvements                                   12,914,492      10,400,392
  Vehicles                                                               47,758,312      45,969,093
  Machinery and equipment                                                31,437,660      29,397,545
  Furniture and fixtures                                                  2,555,380       2,394,509
                                                                       ------------    ------------
Total property and equipment                                            205,815,463     185,249,708
Accumulated depreciation and amortization                                43,355,879      40,024,060
                                                                       ------------    ------------
                                                                        162,459,584     145,225,648

Excess cost over fair market value of net assets acquired,
  net of $2,139,000 and $1,656,000 accumulated amortization              81,653,339      71,285,712
Other intangible assets, net of $5,910,000 and
  $5,571,000 accumulated amortization                                    14,929,565      14,545,933
Notes receivable from shareholders/officers                                 442,402         432,902
Other assets (including $1,418,000 and $566,000 of restricted
  cash on deposit for landfill closure and insurance bonding)             4,923,354       3,443,251
                                                                       ------------    ------------
TOTAL ASSETS                                                           $305,793,296    $274,216,768
                                                                       ============    ============

                                                                MARCH 31,      DECEMBER 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                   1998            1997
                                                              ------------   ---------------
                                                               (RESTATED)       (RESTATED)
Current liabilities:
   Accounts payable                                            $ 13,874,352    $  9,858,114
   Accrued expenses and other current liabilities                14,276,758      13,457,136
   Income taxes payable                                           1,772,732         351,761
   Current portion of accrued landfill closure and other
     environmental costs                                          4,056,000       2,278,000
   Current portion of long-term debt                              1,211,327       3,308,245
   Current portion of capital lease obligations                   1,177,139       1,238,789
   Deferred revenue                                               3,514,213       3,661,501
                                                               ------------    ------------
Total current liabilities                                        39,882,521      34,153,546

Deferred income taxes                                             6,242,379       3,068,221
Long-term debt, net of current portion                           62,836,866      55,802,918
Capital lease obligations, net of current portion                 1,021,575       1,258,993
Accrued landfill closure and other environmental costs           14,868,138      11,772,644
Other liabilities                                                19,221,798      13,221,023

Stockholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 150,000,000
     Issued and outstanding shares 25,179,563 and 24,731,765        251,796         247,317
   Additional paid-in capital                                   147,467,268     141,623,620
   Retained earnings                                             14,077,214      13,144,745
                                                               ------------    ------------
                                                                161,796,278     155,015,682
   Less treasury stock at cost - 39,100 common shares               (76,259)        (76,259)
                                                               ------------    ------------
Total stockholders' equity                                      161,720,019     154,939,423
                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $305,793,296    $274,216,768
                                                               ============    ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ---------------------------
                                                     1998           1997
                                                 ------------  -------------
                                                  (RESTATED)     (RESTATED)
Revenues                                          $55,192,677    $34,992,954
Cost of revenues                                   34,495,790     23,588,305
Selling, general and administrative expenses        7,022,510      5,623,797
Depreciation and amortization                       4,332,108      1,934,531
Merger costs                                        1,760,000      1,480,452
                                                  -----------    -----------

Operating income                                    7,582,269      2,365,869

Interest expense, net                                (983,498)      (890,613)
Other (expense) income                               (120,400)       475,738
                                                  -----------    -----------
Income before income taxes                          6,478,371      1,950,994

Income tax expense - See Note 5                     4,596,000        457,817
                                                  -----------    -----------

Net income                                        $ 1,882,371    $ 1,493,177
                                                  ===========    ===========


Basic earnings per share                                 $.08           $.09
                                                  ===========    ===========

Weighted average number of shares outstanding      24,950,459     16,485,291
                                                  ===========    ===========


Diluted earnings per share                               $.07           $.08
                                                  ===========    ===========

Weighted average number of shares outstanding      26,438,209     17,571,454
                                                  ===========    ===========

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                         ADDITIONAL
                              COMMON      PAID-IN       RETAINED    TREASURY
                               STOCK      CAPITAL       EARNINGS      STOCK        TOTAL
                             --------   -----------   -----------   ---------  ------------
Balance at
 December 31, 1997            $247,317  $141,623,620  $13,144,745   $(76,259)  $154,939,423

Exercise of
 common stock
 options and warrants            1,480       436,619                                438,099

Common stock issued
 in purchase acquisitions        2,999     5,407,029                              5,410,028

Dividends paid to former
 stockholders of pooled
  companies                                              (949,902)                 (949,902)

Net income (restated)                                   1,882,371                 1,882,371
                              --------  ------------  -----------   ---------  ------------
Balance at
 March 31, 1998 (restated)    $251,796  $147,467,268  $14,077,214   $(76,259)  $161,720,019
                              ========  ============  ===========   =========  ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                              1998           1997
                                                           -----------  ------------
                                                           (Restated)
OPERATING ACTIVITIES
Net income                                                $  1,882,371   $ 1,493,177
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                             4,332,108     1,934,531
   Provision for losses on receivables                         761,895       132,624
   Landfill closure costs                                      430,173       123,513
   Deferred income taxes                                     2,653,599       253,867
   Gain on sale of property and equipment                      (18,604)     (468,211)
   Changes in operating assets and liabilities:
     Accounts receivable                                    (1,496,108)      905,297
     Accounts payable                                        1,137,018    (2,792,580)
     Accrued expenses                                         (593,318)    1,853,462
     Income taxes                                            1,682,872        83,012
     Deferred revenue                                         (147,288)   (1,203,667)
     Prepaid expenses and other current assets                (793,225)      224,631
     Other                                                    (700,267)      547,066
                                                          ------------   -----------
Net cash provided by operating activities                    9,131,226     3,086,722

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired             (5,069,950)           --
Proceeds from sale of property and equipment                   225,077       583,001
Development of landfill sites                               (5,194,326)   (1,179,769)
Purchase of property and equipment                          (4,706,287)   (1,408,482)
Landfill closure and insurance bonding deposits               (536,498)       23,966
                                                          ------------   -----------
Net cash used in investing activities                      (15,281,984)   (1,981,284)

FINANCING ACTIVITIES
Proceeds from revolving line of credit, long-term debt
 and capital lease obligations                              11,600,000            --
Payments on revolving line of credit, long-term debt
 and capital lease obligations                              (6,969,733)   (3,329,493)
Proceeds from issuance of common stock, net of
 expenses and commissions                                      438,099        62,308
Cash dividends paid to former stockholders of
 pooled companies                                             (949,902)      (85,200)
                                                          ------------   -----------
Net cash provided by (used in) financing activities          4,118,464    (3,352,385)
                                                          ------------   -----------
Net decrease in cash and cash equivalents                   (2,032,294)   (2,246,947)
Cash and cash equivalents at beginning of period             6,692,627     7,390,951
                                                          ------------   -----------
Cash and cash equivalents at end of period                $  4,660,333   $ 5,144,004
                                                          ============   ===========

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Eastern Environmental Services, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated the previously issued Statement of Operations for the three months ended March 31, 1997 to reflect mergers with Hamm's Sanitation, Inc., and H.S.S., Inc. ("Hamm's") on December 1, 1997, Bluegrass Containment, Inc. on March 9, 1998, Hudson Jersey Sanitation, Co., West Milford Haulage, Inc. , Frank Stamato & Company, and Specialized Recycling Technologies, Inc. (collectively, "Stamato" or the "Stamato Companies") on March 31, 1998, and Ecology Systems, Inc., Tactical Management, Inc., and Transpro, Inc. (collectively, "Ecology" or the "Ecology Companies") on March 31, 1998 which were accounted for using the "pooling of interests" method. Additionally, the balance sheet at December 31, 1997 has been restated to reflect the Bluegrass, Stamato and Ecology mergers. The Company has restated the previously issued Condensed Consolidated Financial Statements as of and for the three months ended March 31, 1998 for the matter described in Note 2. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company's Form 8-K filed April 29, 1998.

On April 1, 1998 the Company's Board of Directors resolved to change the Company's fiscal year end from June 30 to December 31. Accordingly, the condensed consolidated financial information included herein is for the three months ended March 31. The Company intends to file a Transition Report on Form 10-K for the period ending December 31, 1997 within 90 days from the date of change.

2.   MERGER COSTS

In connection with acquisitions accounted for under the pooling of interests method, the Company accrues various merger costs at the date of the merger, including transaction-related expenses, contractual costs, severance and other termination benefits and certain transition costs related to integrating operations.

The Company has determined that certain transition merger costs, principally related to bringing acquired assets into conformity with corporate safety and operational standards are more appropriately recorded as merger costs when incurred. Accordingly, the Company has restated the first quarter of 1998 to reduce merger costs by approximately $2.2 million before income taxes, which increased net income reported for the first quarter of 1998 by approximately $1.3 million or $.05 per basic and diluted share. The Company expects to incur and record merger costs of similar amounts relating to these activities in future periods. Such amounts recorded prior to 1998 were not material and accordingly, periods prior to January 1, 1998 are not affected.

3.   SIGNIFICANT ACCOUNTING POLICIES

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

4.   BUSINESS COMBINATIONS

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

The combined and separate results of operations of the Company, Hamm's, Bluegrass, Stamato & Ecology for the three months ended March 31, 1998 and 1997 were as follows:

THREE MONTHS ENDED MARCH 31, 1998
                                         Revenues     Net Income
                                        -----------  ------------
Eastern Environmental Services, Inc.    $37,577,102  $ 2,760,636
Hamm's                                    3,897,074      734,408   (1)
Bluegrass                                   454,260      120,235   (1)
Stamato                                   5,929,289   (2,012,423)  (1)
Ecology                                   7,334,952      279,515   (1)
                                        -----------  -----------
Combined                                $55,192,677  $ 1,882,371
                                        ===========  ===========


THREE MONTHS ENDED MARCH 31, 1997
                                        Revenues      Net Income
                                        -----------  ------------
Eastern Environmental Services, Inc.    $19,512,498  $   362,230
Hamm's                                    3,890,987      226,442
Bluegrass                                   293,132      136,304
Stamato                                   5,776,422      701,514
Ecology                                   5,519,915       66,687
                                        -----------  -----------
Combined                                $34,992,954  $ 1,493,177
                                        ===========  ===========


(1) Includes merger costs and related tax provision.


5.  USE OF ESTIMATES

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


6.  INCOME TAXES


The Company recorded a tax provision of $4.6 million for the three months ended March 31, 1998. This provision is comprised of $2.7 million of federal and state taxes at statutory rates, and a $1.9 million one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1998 which were S Corporations prior to the date of the merger. The tax provision at March 31, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the quarter ended March 31, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   3 Months Ended
                                             -------------------------
                                                  3/31/98      3/31/97
                                             -------------  ----------
Numerator:
 Net income                                   $ 1,882,371  $ 1,493,177
                                              ===========  ===========
Denominator:
 Denominator for basic earnings
   per share - weighted average shares         24,950,459   16,485,291

 Effect of dilutive options and warrants        1,487,750    1,086,163
                                              -----------  -----------

Denominator for diluted earnings per share     26,438,209   17,571,454
                                              ===========  ===========
Basic earnings per share                      $       .08  $       .09
                                              ===========  ===========
Diluted earnings per share                    $       .07  $       .08
                                              ===========  ===========


8.  SUBSEQUENT EVENTS

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

MERGER COSTS

Merger costs include transaction related expenses, contractual costs, severance and other termination benefits and certain transition costs related to integrating operations incurred in connection with acquisitions accounted for under the pooling of interests method.

OTHER (EXPENSE) INCOME

Other income and expense, which includes gains and losses on the sale of equipment, has not historically been material to the Company's results of operations.

TAXES

The Company recorded a tax provision of $4.6 million for the three months ended March 31, 1998. This provision is comprised of $2.7 million of federal and state taxes at statutory rates, and a $1.9 million one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1998 which were S Corporations prior to the date of the merger. The tax provision at March 31, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the quarter ended March 31, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues.

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                             ----------

                                                           1998        1997
                                                         --------  ----------
                                                                   (RESTATED)
          Revenues                                        100.0%      100.0%

          Cost of revenues                                 62.5        67.4

          Selling, general and administrative expenses     12.7        16.1

          Depreciation and amortization                     7.9         5.5

          Merger costs                                      3.2         4.2
                                                         --------  ----------

          Operating income                                 13.7         6.8

          Interest expense, net                            (1.8)       (2.6)

          Other income (expense)                           (0.2)        1.4
                                                         --------  ----------

          Income before income taxes                       11.7         5.6

          Income tax expense                                8.3         1.3
                                                         --------  ----------

          Net income                                        3.4%        4.3%
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

Merger costs incurred during the three months ended March 31, 1998, were $1.8 million, related to the acquisitions of Bluegrass, Ecology and Stamato. These acquisitions were accounted for as poolings of interests. Merger costs for the same period in 1997 were $1.5 million and related to the acquisitions of Donno and Apex, and included an adjustment related to Super Kwik.

The Company recorded a tax provision of $4.6 million for the three months ended March 31, 1998. This provision is comprised of $2.7 million of federal and state taxes at statutory rates, and a $1.9 million one-time tax expense related to non-deductible merger costs and the establishment of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1998 which were S Corporations prior to the date of the merger. The tax provision at March 31, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the quarter ended March 31, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the quarter ended March 31, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

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

As of March 31, 1998, the Company had working capital of $1.5 million, including cash and cash equivalents of $4.7 million. For the three months ended March 31, 1998, net cash provided by operations was approximately $9.1 million, net cash provided by financing activities was approximately $4.1 million and net cash used in investing activities was approximately $15.2 million resulting in an increase in cash and cash equivalents of $2.0 million during this period. Capital expended during the period, included: (1) $5.1 million relating to acquisitions, (2) $4.7 million for the purchase of operating equipment and real estate, and (3) $5.2 million related to the permitting and development of landfill space.

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

DATE: August 14, 1998