Form 10-Q
period 1998-06-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1998-08-14
CIK 815272

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1998                COMMISSION FILE NO. 0-16102


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

          As of August 11, 1998       36,129,103 Shares of Common Stock



================================================================================

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998



                                   CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets - June 30, 1998                     2
     and December 31, 1997 (Restated)

   Condensed Consolidated Statements of Operations for the three             4
     months ended June 30, 1998 and 1997 (Restated)

   Condensed Consolidated Statements of Operations for the six               5
     months ended June 30, 1998 and 1997 (Restated)

   Condensed Consolidated Statement of Stockholders' Equity                  6
     for the six months ended June 30, 1998

   Condensed Consolidated Statements of Cash Flows for the                   7
     six months ended June 30, 1998 and 1997 (Restated)

   Notes to Condensed Consolidated Financial Statements                      8

Item 2 - Management's Discussion and Analysis of                            13
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2 - Changes in Securities                                              18
Item 5 - Other Information                                                  18
Item 6 - Exhibits and Reports on Form 8-K                                   18

                        PART I - FINANCIAL INFORMATION
                          ITEM 1 FINANCIAL STATEMENTS

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                    JUNE 30,       DECEMBER 31,
                                              ASSETS                                                  1998            1997
                                                                                                  -------------    ------------
                                                                                                                    (Restated)
Current assets:
   Cash and cash equivalents                                                                      $141,777,741     $  7,298,606
   Accounts receivable, less allowance for doubtful
     accounts of $4,231,000  and $4,335,000                                                         37,396,549       27,980,376
   Tax refund receivable                                                                             4,726,398        4,726,398
   Deferred income taxes                                                                             4,598,409        2,260,006
   Prepaid expenses and other current assets                                                         9,055,825        5,327,714
                                                                                                  ------------     ------------
 Total current assets                                                                              197,554,922       47,593,100

Property and equipment:
   Land                                                                                             14,054,991       12,526,002
   Landfill sites                                                                                  108,589,353       84,979,749
   Buildings and leasehold improvements                                                             19,935,431       13,074,520
   Vehicles                                                                                         63,143,439       53,332,816
   Machinery and equipment                                                                          47,791,381       34,245,731
   Furniture and fixtures                                                                            3,030,929        2,605,735
                                                                                                  ------------     ------------
 Total property and equipment                                                                      256,545,524      200,764,553
 Accumulated depreciation and amortization                                                          62,167,105       50,379,811
                                                                                                  ------------     ------------
                                                                                                   194,378,419      150,384,742

 Excess cost over fair market value of net assets acquired,
   net of $3,346,824 and $2,264,824 accumulated amortization                                        96,442,890       67,522,005



Other intangible assets, net of $4,286,000 and

   $3,545,000 accumulated amortization                                                             18,685,447       16,086,302



Notes receivable from shareholders/officers                                                            442,402          432,902



Other assets (including $3,335,000 and $3,248,000 of restricted cash on deposit for landfill closure, insurance bonding and
   debt service)                                                                                    10,909,023        3,521,649
                                                                                                  ------------     ------------
TOTAL ASSETS                                                                                      $518,413,103     $285,540,700
                                                                                                  ============     ============

                                                              JUNE 30,          DECEMBER 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY                  1998               1997
                                                            ----------          ------------
                                                                                 (Restated)
Current liabilities:
 Accounts payable                                           $ 21,869,812        $ 11,916,759
 Accrued expenses and other current liabilities               20,131,752          16,049,049
 Income taxes payable                                          4,574,028              97,323
 Current portion of accrued landfill closure and other
    environmental costs                                        2,381,369           2,278,000
 Current portion of long-term debt                             5,776,506           6,262,430
 Current portion of capital lease obligations                    971,697           1,238,789
 Notes payable to shareholders                                   706,474             873,871
 Deferred revenue                                              4,756,087           4,248,990
                                                            ------------        ------------
Total current liabilities                                     61,167,725          42,965,211

Deferred income taxes                                          8,256,883           3,927,658
Long-term debt, net of current portion                        47,936,382          69,064,830
Capital lease obligations, net of current portion                836,080           1,258,993
Accrued landfill closure and other environmental costs        17,770,846          11,772,644
Other liabilities                                             16,963,542          13,221,023

Stockholders' equity:
 Common stock, $.01 par value:
   Authorized shares - 150,000,000
   Issued and outstanding shares 36,135,274 and 26,762,963       361,353             267,629
 Additional paid-in capital                                  350,139,867         136,316,660
 Retained earnings                                            15,056,684           6,822,311
                                                            ------------        ------------
                                                             365,557,904         143,406,600
 Less treasury stock at cost - 39,100 common shares              (76,259)            (76,259)
                                                            ------------        ------------
Total stockholders' equity                                   365,481,645         143,330,341
                                                            ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $518,413,103        $285,540,700
                                                            ============        ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                  -----------------------------
                                                      1998             1997
                                                  ------------     ------------
                                                                     (Restated)
Revenues                                          $ 69,968,115     $ 53,150,048
Cost of revenues                                    42,464,237       36,815,178
Selling, general and administrative expenses         8,273,638        7,818,352
Depreciation and amortization                        5,465,603        2,881,332
Merger costs                                         2,056,000               --
                                                  ------------     ------------

Operating income                                    11,708,637        5,635,186

Interest expense, net                                 (586,405)      (1,582,206)
Other income (expense)                                 474,369         (129,303)
                                                  ------------     ------------
Income before income taxes                          11,596,601        3,923,677

Income tax expense                                   5,134,000          634,305
                                                  ------------     ------------

Net income                                        $  6,462,601     $  3,289,372
                                                  ============     ============

Basic earnings per share                          $        .21     $        .17
                                                  ============     ============

Weighted average number of shares outstanding       30,638,660       19,601,272
                                                  ============     ============

Diluted earnings per share                        $        .20     $        .16
                                                  ============     ============

Weighted average number of shares outstanding       32,177,913       20,893,307
                                                  ============     ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                ------------------------------
                                                    1998              1997
                                                -------------     ------------
                                                                   (Restated)
Revenues                                        $ 132,753,198     $ 94,593,966
Cost of revenues                                   81,958,945       64,659,393
Selling, general and administrative expenses       16,841,343       14,975,651
Depreciation and amortization                      10,017,363        5,311,776
Merger costs                                        3,816,000        1,480,452
                                                -------------     ------------

Operating income                                   20,119,547        8,166,694

Interest expense, net                              (1,932,546)      (2,870,245)
Other income                                          472,271          411,731
                                                -------------     ------------
Income before income taxes                         18,659,272        5,708,180

Income tax expense                                  9,909,172        1,102,730
                                                -------------     ------------

Net income                                      $   8,750,100     $  4,605,450
                                                =============     ============

Basic earnings per share                        $         .30     $        .24
                                                =============     ============

Weighted average number of shares outstanding      28,820,261       19,065,147
                                                =============     ============

Diluted earnings per share                      $         .29     $        .23
                                                =============     ============

Weighted average number of shares outstanding      30,333,763       20,254,246
                                                =============     ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                        ADDITIONAL
                                          COMMON         PAID-IN            RETAINED         TREASURY
                                           STOCK         CAPITAL            EARNINGS          STOCK            TOTAL
                                          ---------    -------------       ------------      -----------    -------------

Balance at
 December 31, 1997 (Restated)............  $267,629     $136,316,660        $ 6,822,311       $(76,259)      $143.330,341

Exercise of common stock
 options and warrants....................     2,424          998,481                                            1,000,905

Proceeds from sale of 8,125,000
 shares of common stock, less
 commissions and issuance expenses of
 $12,300,639.............................    81,250      201,914,986                                          201,996,236

Common stock issued in
 purchase acquisitions...................     5,472        9,615,822                                            9,621,294

Common stock issued for acquisitions
accounted for as poolings of interest....     4,254          463,082                                              467,336

Transactions of pooled companies.........                                       660,298                           660,298

Dividends paid to former
 stockholders of pooled companies........                                    (1,176,025)                       (1,176,025)

Common stock issued for land.............        56          104,944                                              105,000

Common stock issued to satisfy debt
 obligation..............................       268          725,892                                              726,160

Net income...............................                                     8,750,100                         8,750,100
                                          ---------    -------------       ------------      ----------     -------------
Balance at June 30, 1998................   $361,353     $350,139,867        $15,056,684       $(76,259)      $365,481,645
                                          =========    =============       ============      ==========     =============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           ---------------------------
                                                                               1998            1997
                                                                           -----------     -----------
                                                                                            (Restated)
OPERATING ACTIVITIES
Net income                                                                $  8,750,100     $  4,605,450
Adjustments to reconcile net income
 to net cash provided by operating activities:
     Depreciation and amortization                                          10,017,363        5,311,776
     Provision for losses on receivables                                     1,222,941          337,025
     Landfill closure costs                                                    817,469          350,858
     Non-cash compensation                                                          --           45,000
     Deferred income taxes                                                   2,873,827          263,294
     Gain on sale of property and equipment                                   (101,423)        (466,829)
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (8,395,206)      (5,307,345)
       Accounts payable                                                      4,772,744          911,032
       Accrued expenses                                                     (1,465,604)      (1,161,945)
       Income taxes                                                          3,877,108          882,380
       Deferred revenue                                                        260,127        1,541,659
       Prepaid expenses and other current assets                            (1,820,417)        (542,926)
       Other                                                                (6,580,734)        (348,620)
                                                                           ------------    ------------
Net cash provided by operating activities                                   14,228,295        6,420,809

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                            (22,580,077)      (5,027,635)
Proceeds from sale of property and equipment                                   514,702          447,517
Development of landfill sites                                              (13,123,782)      (3,790,328)
Purchase of property and equipment                                         (14,306,855)      (6,549,002)
Payments for intangibles                                                    (1,274,275)      (2,142,110)
Landfill closure and insurance bonding deposits                               (446,418)          84,908
Other, net                                                                          --          473,305
                                                                           ------------    ------------
Net cash used in investing activities                                      (51,216,705)     (16,503,345)

FINANCING ACTIVITIES
Proceeds from revolving line of credit, long-term debt
  and capital lease obligations                                             33,758,371       29,040,107
Payments on revolving line of credit, long-term debt
  and capital lease obligations                                            (63,944,545)     (20,453,228)
Proceeds from issuance of common stock, net of expenses and commissions    202,997,141          164,810
Net (payments) borrowings on note payable
  to shareholder                                                              (167,397)          59,407
Cash dividends paid to former stockholders of
  pooled companies                                                          (1,176,025)        (683,595)
                                                                           ------------    ------------
Net cash provided by financing activities                                  171,467,545        8,127,501
                                                                           ------------    ------------
Net increase (decrease) in cash and cash equivalents                       134,479,135       (1,955,035)
Cash and cash equivalents at beginning of period                             7,298,606        7,845,160
                                                                           ------------    ------------
Cash and cash equivalents at end of period                                $141,777,741     $  5,890,125
                                                                           ============    ============

See accompanying notes.

                     EASTERN ENVIRONMENTAL SERVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Eastern Environmental Services, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated the previously issued financial statements for the three and six months ended June 30, 1997 to reflect the merger on June 26, 1998 with All Waste Systems, Inc., ARB Enterprises, Inc., Northern Recycling, Inc., and All Waste Recycling, Inc. (collectively, "All Waste" or the "All Waste Companies") and the merger with Ulster County Sanitation, Inc., Ulster County Rolloff, Inc., Art Sperl Disposal, L.L.C., Edgemere Development, Inc., and Regional Recycling, Inc. (collectively, "Ulster" or the "Ulster Companies") on June 26, 1998. Additionally, the balance sheet at December 31, 1997 has been restated to reflect the All Waste and Ulster mergers. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and the Company's Transition Period Report on Form 10-K from July 1, 1997 to December 31, 1997.

On April 1, 1998, the Company's Board of Directors resolved to change the Company's fiscal year end from June 30 to December 31; accordingly, the condensed consolidated financial information included herein is for the three month and six month periods ended June 30, 1998 and 1997. The Company filed a transition report on Form 10-K for the period ended December 31, 1997.

2.   SIGNIFICANT ACCOUNTING POLICIES

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted statement 130 effective January 1, 1998 and there was no effect on the Company's financial statements upon adoption.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for reporting information about operating segments in annual financial statements that requires that those enterprises report selected information about operating segments in the interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not required for interim periods in the initial year of application. The Company believes that the adoption of Statement 131 will not have a material effect on the Company's Financial Statements.

3.   BUSINESS COMBINATIONS

From July 2, 1996 to June 30, 1998, the Company expanded its waste collection and hauling operations through the acquisition of 50 businesses. The aggregate of these business acquisitions is significant to the company. Thirty-five of the 50 acquisitions completed were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over forty years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and are finalized within one year from the date of acquisition.

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD

On January 1, 1998, the Company acquired substantially all the assets of Lake Region Sanitation in exchange for cash consideration of $60,000. This transaction has been accounted for using the purchase method of accounting.

On January 7, 1998, the Company acquired substantially all the assets of J. Scerbo Company, Recycling Center of New Jersey, Golden Gate Carting Co., Inc., Haulaway, Inc., and S.R.S. Recycling in exchange for 112,437 unregistered shares of the Company's common stock and approximately $4.3 million of cash. The assets consisted primarily of vehicles, containers, and customer lists. These transactions have been accounted for using the purchase method of accounting.

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

On May 26, 1998, the Company acquired substantially all the assets of Kimmins Corp., Transcor Waste Services, Inc., and Kimmins Recycling Corp. (collectively, "Kimmins") in exchange for cash of approximately $11.6 million. The assets consisted primarily of vehicles, containers, and customer lists. This transaction has been accounted for using the purchase method of accounting.

On June 26, 1998, the Company acquired substantially all the assets of Vonger Sanitation in exchange for cash of $4.2 million, and assumed debt of $47,000. This transaction has been accounted for using the purchase method of accounting.

From April 1, 1998 to June 30, 1998, the Company acquired the assets of eight other "tuck-in" collection operations in separate transactions. Total consideration under the agreements consisted of approximately $4.3 million of cash, approximately 90,000 shares of the Company's common stock and the assumption of $124,000 of debt. These eight transactions were accounted for using the purchase method of accounting.

ACQUISITION ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD

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

On March 31,1998, the Company completed its merger with the Ecology Companies and 155,665 unregistered shares of the Company's common stock were issued in exchange for all the outstanding stock of the Ecology Companies. The Ecology Companies operate a hauling operation located in Lyndhurst, New Jersey. The transaction has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying financial statements include the accounts of the Ecology Companies for all periods presented.

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

On June 26, 1998, the Company completed its merger with the All Waste Companies and 1,696,058 shares of common stock of the Company were issued in exchange for all outstanding shares of the All Waste Companies. The All Waste Companies provide collection services to commercial and residential customers in southern New York and operate a municipal solid waste transfer station in Goshen, New York. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of the All Waste Companies for all periods presented.

Also on June 26, 1998, the Company completed its merger with the Ulster Companies and 335,140 shares of common stock of the Company were issued in exchange for all outstanding shares of the Ulster Companies. The Ulster Companies provide collection services to commercial and residential customers in southern New York and operate a municipal solid waste transfer station in Kingston, New York. The transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of the Ulster Companies for all periods presented.

From April 1, 1998 to June 30, 1998, the Company completed merger transactions with five additional companies and 425,478 shares of common stock of the Company were issued in exchange for all outstanding shares of those companies. The companies operate municipal solid waste collection and hauling operations in eastern and central Pennsylvania and a municipal solid waste landfill in southern Georgia. These transactions have been accounted for using the pooling of interests method. Periods prior to the consummation of the mergers were not restated to include the accounts and operations of these companies as combined results are not materially different from the results as presented.

The combined and separate results of operations of the Company, Hamm's, Bluegrass, Stamato, Ecology, All Waste and Ulster for the six months ended June 30, 1998 and 1997 were as follows:

SIX MONTHS ENDED JUNE 30, 1998

                                          Revenues     Net Income
                                        ------------  ------------
Eastern Environmental Services, Inc.    $ 80,461,661  $5,310,166
Hamm's                                     7,669,812   1,325,868   (1)
Bluegrass                                  1,002,627     298,476   (1)
Stamato                                   12,494,935     300,780   (1)
Ecology                                   14,227,463     817,604   (1)
All Waste                                 11,845,701     386,162   (1)
Ulster                                     5,050,999     311,044   (1)
                                        ------------  ------------
Combined                                $132,753,198  $8,750,100
                                        ============  ============

SIX MONTHS ENDED JUNE 30, 1997

                                          Revenues     Net Income
                                        ------------  ------------
Eastern Environmental Services, Inc.    $ 46,267,397  $2,709,591
Hamm's                                     7,979,678     199,803   (1)
Bluegrass                                  1,016,273     351,467   (1)
Stamato                                   11,938,386   1,192,932   (1)
Ecology                                   12,619,982     204,420   (1)
All Waste                                 10,135,992    (161,605)  (1)
Ulster                                     4,636,258     108,842   (1)
                                        ------------  ------------
Combined                                $ 94,593,966  $4,605,450
                                        ============  ============

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

5.   INCOME TAXES

The Company recorded a tax provision of $9.9 million for the six months ended June 30, 1998. This provision is comprised of $7.5 million of federal and state taxes at statutory rates, and a $2.4 million one-time net tax expense related to non-deductible merger costs, the establishment of deferred income tax liabilities and the benefit of pre-pooling income taxed as S Corporations, for pooled companies acquired during the six months ended June 30, 1998. The tax provision at June 30, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the six months ended June 30, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the six months ended June 30, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.



6.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              3 Months Ended                    6 Months Ended
                                                       -----------------------------      ----------------------------
                                                           6/30/98          6/30/97         6/30/98         6/30/97
                                                       ---------------    -----------     -----------    -------------
Numerator:
 Net income                                              $ 6,462,601      $ 3,289,372     $ 8,750,100    $ 4,605,450
                                                       ===============    ===========     ============   =============

Denominator:
 Denominator for basic earnings
  per share - weighted average shares                     30,638,660       19,601,272      28,820,261     19,065,147
 Effect of dilutive options and warrants                   1,539,253        1,292,035       1,513,502      1,189,099
                                                       ---------------     -----------     -----------   -------------
Denominator for diluted earnings per share                32,177,913       20,893,307      30,333,763     20,254,246
                                                       ===============    ===========     ============   =============
Basic earnings per share                                 $       .21      $       .17     $       .30    $       .24
                                                       ===============    ===========     ============   =============
Diluted earnings per share                               $       .20      $       .16     $       .29    $       .23
                                                       ===============    ===========     ============   =============

7.   SUBSEQUENT EVENTS


On July 17, 1998, the Company acquired the City of Bethlehem Landfill (the "Bethlehem Landfill") from the City of Bethlehem, Pennsylvania for an aggregate purchase price of $26.1 million in cash.

On July 23, 1998, the Company acquired Atlantic Waste Disposal, Inc. ("AWD") and Atlantic New York, Inc. ("Atlantic") from Brambles USA for an aggregate purchase price of $91.0 million. AWD owns a Subtitle D landfill in Waverly, Virginia, and Atlantic is a Brooklyn, New York transfer station. This transaction will be accounted for using the purchase method of accounting.

Subsequent to June 30, 1998, the Company also acquired the assets of Berkely Carting Corp. Consideration under the agreements consisted of 34,980 shares of common stock of the Company in exchange for all the issued and outstanding shares of Berkely Carting Corp. This transaction will be accounted for using the purchase method of accounting.

Also subsequent to June 30, 1998, the Company entered into a merger agreement with the shareholders of the Savino Companies. This transaction is subject to customary due diligence procedures and certain federal and state regulatory approvals. Total consideration under the agreement consists of approximately $15 million of common stock of the Company and the assumption of approximately $14 million of debt in exchange for all issued and outstanding stock of the Savino Companies. The Savino Companies provide collection services to commercial and residential customers in several northern New Jersey counties. This transaction is expected to be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                      THE SIX MONTHS ENDED JUNE 30, 1997.


REVENUES

The Company is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. The Company's revenues for the six months ended June 30, 1998 were comprised of approximately 82% solid waste collection and transportation operations, approximately 13% solid waste disposal operations, and approximately 5% other waste management services.

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

As part of its solid waste collection operations, the Company's ten owned or operated transfer stations receive solid waste collected primarily by its various collection operations, compact the waste and transfer it to larger vehicles for transport to landfills. This procedure reduces the Company's costs by improving its use of collection personnel and equipment.

The Company's solid waste landfills earn revenues from disposal fees charged to third parties and from disposal fees charged to the Company's collection and transportation operations that dispose of solid waste at the Company's landfills. These landfills receive solid waste from the Company's own collection companies and transfer stations, as well as from independent collection operators. For the six months ended June 30, 1998, approximately 53% of the Company's volume of waste generated from its collection operations was delivered for disposal at its own landfills, and approximately 40% of the Company's volume received at its landfill disposal operations was delivered by the Company.

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

At June 30, 1998, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $2.4 million. The Company periodically reviews the future realization of these capitalized project costs and makes provisions against capitalized costs that are associated with projects that are not likely to be completed.

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

Certain direct engineering, legal, permitting, construction, and other costs associated with expansion of landfills, together with related interest costs, are capitalized and are amortized over the estimated useful life of the site using the unit of production method as airspace is consumed. Successful permitting of additional landfill disposal capacity improves the Company's profitability by increasing the airspace over which the Company may amortize capitalized costs of the landfill. At June 30, 1998, capitalized costs related directly to the acquisition and expansion of existing and future landfills and cell development were $108.6 million.

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

TAXES

The Company recorded a tax provision of $9.9 million for the six months ended June 30, 1998. This provision is comprised of $7.5 million of federal and state taxes at statutory rates, and a $2.4 million one-time net tax expense related to non-deductible merger costs, the establishment of deferred income tax liabilities and the benefit of pre-pooling income taxed as S Corporations for pooled companies acquired during the six months ended June 30, 1998. The tax provision at June 30, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the six months ended June 30, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the six months ended June 30, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues

 .

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                          -------------------
                                                             1998      1997
                                                          -------------------
                                                                    (RESTATED)
             Revenues                                        100.0%      100.0%

             Cost of revenues                                 61.7        68.4

             Selling, general and administrative expenses     12.7        15.8

             Depreciation and amortization                     7.5         5.6

             Merger costs                                      2.9         1.6
                                                          ----------------------

             Operating income                                 15.2         8.6

             Interest expense, net                            (1.5)       (3.0)

             Other income (expense)                            0.4         0.4
                                                          ----------------------

             Income before income taxes                       14.1         6.0

             Income tax expense                                7.5         1.1
                                                          ----------------------
             Net income                                        6.6%        4.9%
                                                          ======================

Revenues for the six months ended June 30, 1998 were $132.8 million compared to $94.6 million for the six months ended June 30, 1997, an increase of $38.2 million, or 40.4%. The principal factor affecting the increase in revenues was the impact of acquisitions accounted for as purchases made in the past twelve months, primarily consisting of Pappy, Inc., Pine Grove, Inc., Kelly Run Sanitation, Inc. and several solid waste collection companies in the New York, New Jersey and Florida markets, which contributed aggregate revenues of $35.6 million for the six months ended June 30, 1998 as compared to $5.3 million for the six months ended June 30, 1997. The acquisitions accounted for as poolings of interests (Super Kwik, Apex, Donno, Hamm's, Bluegrass, Stamato, Ecology, All Waste and Ulster) contributed revenues of $82.1 million for the six months ended June 30, 1998 compared to $74.8 million for the same period in 1997, an increase of $7.3 million. An additional $5.9 million of revenue was generated in the six months ended June 30, 1998 from two transfer stations which were not in operation during the six months ended June 30, 1997.

Cost of revenues for the six months ended June 30, 1998, were $82.0 million compared to $64.7 million for the six months ended June 30, 1997, an increase of $17.3 million. Cost of revenues as a percentage of revenues for the six months ended June 30, 1998, was 61.7 % compared to 68.4% for the same period in 1997. This decrease in percentage was primarily due to (1) the acquisition by the Company of five landfills, which operate at higher margins than the Company's other operations, (2) economies of scale relating to the Company's increase in size over the period, and (3) operating efficiencies.

Selling, general, and administrative expenses for the six months ended June 30, 1998, were $16.8 million compared to $15.0 million for the six months ended June 30, 1997, an increase of $1.8 million or 12.0%. These expenses as a percentage of revenues for the six months ended June 30, 1998, were 12.7 % compared to 15.8% for the same period in 1997. The decrease as a percentage of revenues reflects the elimination of redundant overhead as acquisitions in certain geographic areas are consolidated, as well as certain cost controls placed on previously private pooled companies. This decrease was partially offset by the increased infrastructure, including accounting, finance, legal and administration, necessary to integrate the acquisitions consummated.

Depreciation and amortization totaled $10.0 million, or 7.5 % of revenues, for the six months ended June 30, 1998, versus $5.3 million, or 5.6% of revenues, for the same period in 1997. This increase was primarily due to increased depreciation and landfill amortization as a result of businesses and assets acquired as well as amortization of goodwill and other intangibles associated with the acquisitions.

Merger costs incurred during the six months ended June 30, 1998, were $3.8 million, related to the acquisitions of Bluegrass, Ecology, Stamato, All Waste, and Ulster as well as four collection operations in eastern and central Pennsylvania and the southern Georgia landfill. These acquisitions were accounted for as poolings of interests. Merger costs for the same period in 1997 were $1.5 million and related to the acquisitions of Donno and Apex, and included an adjustment related to Super Kwik. The Company determined that certain transition merger costs, principally related to bringing acquired assets into conformity with corporate safety and operational standards are more appropriately recorded as merger costs when incurred. The Company restated the first quarter of 1998 to reduce merger costs for the six month period ended
June 30, 1998 by approximately $2.2 million before income taxes, which increased net income reported for the six months ended June 30, 1998 by approximately $1.3 million. The Company expects to incur and record merger costs of similar amounts relating to these activities in future periods.

The Company recorded a tax provision of $9.9 million for the six months ended June 30, 1998. This provision is comprised of $7.5 million of federal and state taxes at statutory rates, and a $2.4 million one-time net tax expense related to non-deductible merger costs, the establishment of deferred income tax liabilities and the benefit of pre-pooling income taxed as S Corporations for pooled companies acquired during the six months ended June 30, 1998. The tax provision at June 30, 1997 principally relates to the recording of deferred income tax liabilities for pooled companies acquired during the six months ended June 30, 1997 which were S Corporations prior to the date of the merger, as well as the recording of federal and state liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the six months ended June 30, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

As a result of the factors discussed above, the results of operations for the three months ended June 30, 1998 compared to the three months ended June 30,
1997, reflects an increase in revenues of $16.8 million.   Additionally, net
income for the three months ended June 30, 1998 was $6.5 million as compared to $3.3 million for the same period in 1997.

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

As of June 30, 1998, the Company had working capital of $136, including cash and cash equivalents of $142 million. For the six months ended June 30, 1998, net cash provided by operations was approximately $14.2 million, net cash provided by financing activities was approximately $171.5 million and net cash used in investing activities was approximately $51.2 million resulting in an increase in cash and cash equivalents of $134.5 million during this period. Capital expended during the period, included: (1) $22.6 million relating to acquisitions, (2) $14.3 million for the purchase of operating equipment and real estate, and (3) $13.1 million related to the permitting and development of landfill space.

In October 1997, the Company amended its revolving credit facility with BankBoston, N.A. to provide for borrowings up to $150 million. The facility is available for repayment of debt, funding of acquisitions, working capital, and for up to $50 million in letters of credit. As of August 11, 1998, approximately $18.1 million in letters of credit were outstanding under the Credit Facility. Also, at August 11, 1998, there were $20 million of borrowings under the Credit Facility.

At the Company's option, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as defined in the loan agreement. On August 11, 1998, the applicable interest rate was 6.375%. The facility expires on October 2002. The Credit Facility requires the payment of a commitment fee, payable in arrears, based in part on the unused balance and provides for certain restrictions on, among other things, the ability of the Company to incur borrowings, sell assets, acquire assets, make capital expenditures or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios and balance sheet and cash flow leverage ratios, and requires profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

In June 1998, the Company completed its registration and sale of 8,625,000 shares, at $26.375 per share, which included the sale of 500,000 shares by selling shareholders and the sale by the Company of 1,125,000 shares to cover overallotments. Net proceeds to the Company, after deduction of fees and related costs, were approximately $202,000,000. The net proceeds of the offering were used to reduce outstanding debt under the Company's Revolving Credit Agreement by $52 million with the remainder to be used for future acquisitions, capital expenditures and working capital. The Company has invested the unused net proceeds in short-term interest bearing securities.

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

The Company has financial obligations related to closure and post-closure monitoring and maintenance of the Company's landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's landfills will be approximately $29.3 million, of which $9.5 million has been accrued as of June 30, 1998. The Company makes an accrual for these costs based on consumed airspace in relation to Management's estimate of total available airspace of the landfills. In addition, the Company has accrued $6.1 million for post-closure obligations as of June
30, 1998.

The Company maintains a bonding facility pursuant to certain statutory requirements regarding financial assurance for the closure and post-closure monitoring cost requirements for its Kentucky, West Virginia, Pennsylvania, and Maryland disposal facilities. Bonds outstanding at June 30, 1998 were $2.2 million for the Kentucky landfills, $214,000 for the West Virginia landfill, $11.7 million for the Pennsylvania landfills, $220,000 for the Maryland landfill, and $1.8 million for the Illinois landfill. The bonds are collateralized by irrevocable letters of credit and trust fund deposits. Additionally, the Company has on deposit $2.0 million as financial assurance for landfill closure and post-closure obligations for closed disposal areas. The trust fund and the certificates of deposit are restricted from current operations and are included within other noncurrent assets. Additionally, the Georgia landfill has insurance coverage of $1.1 million in effect for closure and post closure assurance. The Company's Kentucky landfill bonding requirement will increase by $3.0 million for closure and $300,000 for post-closure of the expansion area permitted October 14, 1996 (reissued February 26, 1997). The Company anticipates that the West Virginia bonding requirements will substantially increase when West Virginia's solid waste program is approved by the federal government. Financial assurance requirements could increase to approximately $3.1 million for closure and $3.7 million for post-closure monitoring and care. In connection with the Illinois landfill, which the Company has exercised an option to acquire, the Company has agreed to indemnify a surety providing financial assurance for closure and post-closure care requirements for an unlined landfill located adjacent to the Illinois landfill in the amount of $646,000 in the event the owner of the adjacent landfill defaults on its closure and/or post-closure care obligations. Additional collateral requirements may be imposed upon the Company as a result of additional landfill acquisitions or changes in current regulations which may adversely effect its profitability. The Company anticipates providing financial assurance incrementally, as permitted by regulations, over the life of a facility as disposal cells are constructed and certified for acceptance of waste.

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

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

  (C)      Private Placements:

         On May 14, 1998, the Company acquired through a subsidiary corporation the stock of Middle Island Enterprises, Inc. in exchange for 6,863 unregistered share of the Company's common stock, par value $.01 per share, and $225,000 of cash.

         On May 28, 1998, the Company acquired the assets of Sunrise Sanitation, Inc. in exchange for 9,852 unregistered shares of the Company's common stock, par value $.01 per share, and $50,000 of cash. An additional issuance of the Company's common stock of up to $175,000 of consideration may be issuable pending the resolution of certain contingencies.

         On May 29, 1998, a subsidiary of the Company completed its merger with Holgate Brothers, Inc. with 77,296 unregistered shares of the Company's common stock, par value $.01 per share, issued in exchange for all issued and outstanding shares of Holgate.

         On June 1, 1998, a subsidiary of the Company completed its merger with Fidati Refuse Removal, Inc. with 95,345 unregistered shares of the Company's common stock, par value $.01 per share, issued in exchange for all issued and outstanding shares of Fidati.

         On June 1, 1998, the Company acquired the assets of Manfredi Brothers, Inc. J. Marmo Carting Corp. and V&S Carting Corp. in exchange for 37,877 unregistered shares of the Company's common stock, par value $.01 per share. An additional issuance of the Company's common stock of up to 25,251 shares may be issuable pending the resolution of certain contingencies.

         On June 16, 1998, the Company acquired the stock of Peerless Waste Industries, Inc. with 90,357 unregistered shares of the Company's common stock, par value $.01 per share, issued in exchange for all issued and outstanding shares of Peerless.

         On June 30, 1998, the Company acquired the stock of Summit Transport Group, Inc. and Summit Environmental Group, Inc. with 95,000 unregistered shares of the Company's common stock, par value $.01 per share, issued in exchange for all issued and outstanding shares of the two companies.

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

ITEM 5.  OTHER INFORMATION

         As a result of the Company's change in its fiscal year end from June 30 to December 31, the Company anticipates that its next Annual Meeting of Stockholders will be held on or about May 24, 1999 (the "1999 Annual Meeting").

         The deadline for submission of proposals by stockholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Act"), for inclusion in the proxy statement for the 1999 Annual Meeting is December 21, 1998. Any proposals submitted other than pursuant to Rule 14a-8 of the Act must be received by the Company no later than March 8, 1999 or such proposals will be considered untimely, and the Company may confer discretionary voting with respect to such matters in its proxy for the 1999 Annual Meeting.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

          *3.1 Certificate of Incorporation, as amended, of the Company. (Exhibit 3.1 to the Company's Transition Report on Form 10-K for the period July 1, 1997 to December 31, 1997 (the "December 1997 Form 10-K").

          *3.2 By-laws, as amended, of the Company (Exhibit 3.2 to the December 1997 Form 10-K).

          *10.80 Agreement for the Sale and Purchase of Stock of Atlantic Waste Disposal, Inc. dated March 25, 1998, by and among Atlantic Waste Disposal, Inc., Brambles Waste Services, Inc., Atlantic Transportation Services, Inc., Atlantic Collection, Inc., Resource Products, Inc. and the Registrant. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 20, 1998 (the "April 20, 1998 Form 8-K")).

          *10.81 Agreement for the Sale and Purchase of Stock of Atlantic New York, Inc. dated March 25, 1998, by and among Atlantic Waste Disposal, Inc., Brambles Waste Services, Inc., Atlantic New York, Inc. and the Registrant. (Exhibit 10.2 to the April 20, 1998 Form 8-K).

          *10.82 Stock Purchase Agreement dated June 8, 1998, by and between Eastern Environmental Services, Inc. and the shareholders of All Waste Systems, Inc., ARB Enterprises, Inc., Northern Recycling, Inc., and All Waste Recycling, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 26,
                  1998).

          *10.83 Stock Purchase Agreement dated June 8, 1998, by and between Eastern Environmental Services, Inc. and the shareholders of Ulster County Sanitation, Inc., Ulster County Rolloff, Inc., Art Sperl Disposal, L.L.C., Edgemere Development, Inc., and Regional Recycling, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 26, 1998).

           10.84 Employment Agreement between the Company and Gregory M. Krzemien dated May 15, 1998. /(1)/

           10.85 Employment Agreement between the Company and Matthew Paolino dated June 1, 1998 /(1)/.

           27     Financial Data Schedules (Electronic filed only).

                  *       Incorporated by reference.
                  /(1)/ Indicates a management contract or compensation plan or arrangement.

     (b)  Current Reports on Form 8-K or 8-K/A:

          On April 8, 1998, the Company filed a report on Form 8-K/A dated March 9, 1998, under Item 7 to provide audited financial statements of the businesses acquired for the year ended December 31, 1997 and unaudited pro forma financial information for the year ended June 30, 1997 and the six months ended December 31, 1997 with respect to its acquisition of Bluegrass Containment, Inc.

          On April 14, 1998, the Company filed a report on Form 8-K dated April 1, 1998, under Item 8 to report that at a meeting of the Board of Directors of the Registrant held April 1, 1998, the Board of Directors resolved to change the Registrant's fiscal year end from June 30 to December 31.

          On April 24, 1998, the Company filed a report on Form 8-K/A dated March 31, 1998 under Item 7 to provide audited financial statements of the businesses acquired for the two years ended December 31, 1997 and unaudited pro forma financial information for the year ended June 30, 1997 and the six months ended December 31, 1997 with respect to its acquisition of the Stamato Companies.

          On April 27, 1997, the Company filed a report on Form 8-K/A dated February 12, 1998 under Item 7 to report that historical financial statements of the businesses acquired and pro forma financial information of the Company were not required due to the Kelly Run Landfill purchase transaction being below the financial statement filing requirements as per applicable regulations under the Securities and Exchange Act of 1934.

          On April 29, 1998, the Company filed a report on Form 8-K dated April 24, 1998 under Item 5 to file audited supplemental consolidated financial statements and selected consolidated financial data (supplemental) and Management's Discussion and Analysis of Financial Condition and Results of Operations (supplemental), which reflects the acquisition of Bluegrass Containment, Inc. on March 9, 1998, the Stamato Companies on March 31, 1998 and the Ecology Companies on March 31, 1998.

          On April 30, 1998, the Company filed a report on Form 8-K dated April 20, 1998 under Item 2 to report the pending acquisition of Atlantic Waste Disposal, Inc. Financial statements of Atlantic Waste Disposal, Inc. and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on May 20, 1998.

          On May 8, 1998, the Company filed a report on Form 8-K dated May 1, 1998 under Item 5 to report that the Board of Directors unanimously approved an amendment to the Company's by-laws increasing the size of the Board of Directors from three to five directors and that the vacancies were filled by Matthew J. Paolino and Constantine N. Papadakis.

          On May 20, 1998 the Company filed a report on Form 8-K/A dated April 20, 1998 under Item 7 to provide unaudited financial statements of the businesses acquired for the three months ended March 31, 1998 and 1997 and unaudited pro forma information for the three months ended March 31, 1998 with respect to its acquisition of Atlantic Waste Disposal, Inc.

          On May 20, 1998, the Company filed a report on Form 8-K dated May 20, 1998 under Item 5 to file restated historical financial statements for the three years ended June 30, 1997 including notes thereto, the selected consolidated financial data and the information contained under Management's Discussion and Analysis and Condition and Results of Operations to reflect the mergers with Bluegrass Containment, Inc., the Stamato Companies and the Ecology Companies, each of which was accounted for as a pooling of interests.

          On May 27, 1998, the Company filed a report on Form 8-K dated May 7, 1998 under Item 5 to report that on May 20, 1998, an Underwriting Agreement was executed by the Registrant, certain stockholders of the Registrant and Smith Barney, Inc. CIBC Oppenheimer Corp., Merrill Lynch, Pierce Fenner and Smith, Incorporated and Pacific Growth Equities, Inc. as representatives of the several underwriters named therein, relating to the public offering of 7,000,000 shares of the Registrant's common stock par value $.01 per share plus an additional 1,125,000 shares of common stock to cover over-allotments to be issued and sold by the Registrant and 500,000 shares of common stock to be sold by certain stockholders.

          On July 13, 1998, the Company filed a report on Form 8-K dated June 26, 1998 under Item 2 to report the acquisition of the All Waste Companies.

          On July 13, 1998, the Company filed a report on Form 8-K dated June 26, 1998 under Item 2 to report the acquisition of the Ulster Companies.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



            EASTERN ENVIRONMENTAL SERVICES, INC.

            BY:   /s/ Louis D. Paolino, Jr.
                 -----------------------------------
                 Louis D. Paolino, Jr., Chairman

            BY:   /s/ Gregory M. Krzemien
                 -----------------------------------
                 Gregory M. Krzemien, Chief Financial Officer

            BY:   /s/ Ronald R. Pirollo
                 -----------------------------------
                 Ronald R. Pirollo, Controller (Principal Accounting Officer)

DATE: August 14, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.84 Employment Agreement between the Company and Gregory M. Krzemien dated May 15, 1998.

10.85 Employment Agreement between the Company and Matthew Paolino dated June 1, 1998

27     Financial Data Schedules (Electronic filed only).