Form 10-Q
period 1998-09-30
EASTERN ENVIRONMENTAL SERVICES INC
filed 1998-11-13
CIK 815272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED SEPTEMBER 30, 1998         COMMISSION FILE NO. 0-16102


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

          As of November 10, 1998          37,754,055 Shares of Common Stock

                      EASTERN ENVIRONMENTAL SERVICES, INC.

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998



                                    CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 1998                 2
     and December 31, 1997 (Restated)

   Condensed Consolidated Statements of Operations for the three              4
     months ended September 30, 1998 and 1997 (Restated)

   Condensed Consolidated Statements of Operations for the nine               5
     months ended September 30, 1998 and 1997

   Condensed Consolidated Statement of Stockholders' Equity                   6
     for the nine months ended September 30, 1998

   Condensed Consolidated Statements of Cash Flows for the                    7
     nine months ended September 30, 1998 and 1997

   Notes to Condensed Consolidated Financial Statements                       8

Item 2 -    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    13

PART II - OTHER INFORMATION

Item 2 -  Changes in Securities                                              17
Item 5 -  Other Information                                                  18
Item 6 -  Exhibits and Reports on Form 8-K                                   18

                         PART I - FINANCIAL INFORMATION
                           Item 1 Financial Statements

                      Eastern Environmental Services, Inc.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                             September 30,   December 31,
                                   ASSETS                                         1998           1997
                                                                            --------------  --------------
                                                                                              (Restated)
     Current assets:
         Cash and cash equivalents                                          $  13,235,995   $   7,302,886
         Accounts receivable, less allowance for doubtful
            accounts of $5,615,000 and $5,323,000                              48,945,345      31,635,314
         Tax refund receivable                                                    648,000       2,534,941
         Deferred income taxes                                                  5,854,164       4,726,398
         Prepaid expenses and other current assets                             12,859,321       5,330,841
                                                                            --------------  --------------
     Total current assets                                                      81,542,825      51,530,380

     Property and equipment:
         Land                                                                  23,621,704      13,720,670
         Landfill sites                                                       290,292,151      84,979,749
         Buildings and leasehold improvements                                  30,144,453      16,256,543
         Vehicles                                                              78,568,623      59,349,648
         Machinery and equipment                                               65,607,753      39,944,447
         Furniture and fixtures                                                 3,654,216       2,804,360
                                                                            --------------  --------------
     Total property and equipment                                             491,888,900     217,055,417
     Accumulated depreciation and amortization                                 78,283,860      60,080,526
                                                                            --------------  --------------
                                                                              413,605,040     156,974,891

     Excess cost over fair market value of net assets acquired,
         net of $6,093,000 and $4,401,000 accumulated amortization            144,493,017      68,961,848
     Other intangible assets, net of $10,496,000 and
         $9,151,000 accumulated amortization                                   18,924,632      15,800,286
     Notes receivable from shareholders/officers                                  442,402         432,902
     Other assets (including $3,445,000 and $3,248,000 of restricted cash on deposit for landfill closure, insurance bonding and debt service)
                                                                                8,073,359       3,519,649
                                                                            --------------  --------------
     Total assets                                                           $ 667,081,275   $ 297,219,956
                                                                            ==============  ==============

                                                                       September 30,   December 31,
                 LIABILITIES AND STOCKHOLDERS' EQUITY                       1998           1997
                                                                      --------------  --------------
                                                                                        (Restated)
Current liabilities:
    Accounts payable                                                  $  26,203,781   $  14,089,897
    Accrued expenses and other current liabilities                       42,231,417      21,861,324
    Income taxes payable                                                  3,622,661         764,765
    Current portion of accrued landfill closure and other
       environmental costs                                                3,205,000       2,278,000
    Current portion of long-term debt                                     2,337,386       9,633,571
    Current portion of capital lease obligations                            852,457       1,238,789
    Notes payable to shareholders                                                --         873,871
    Deferred revenue                                                      5,861,316       5,339,086
                                                                      --------------  --------------
Total current liabilities                                                84,314,018      56,079,303


Deferred income taxes                                                    13,227,631       3,927,658
Long-term debt, net of current portion                                  100,554,281      68,972,071
Capital lease obligations, net of current portion                           706,195       1,258,993
Accrued landfill closure and other environmental costs                   23,147,948      11,772,644
Other liabilities                                                        54,203,725      13,221,023


Stockholders' equity:
    Common stock, $.01 par value:
       Authorized shares - 150,000,000
       Issued and outstanding shares 37,266,897 and 27,181,403              372,669         271,814
    Additional paid-in capital                                          368,936,879     136,709,106
    Retained earnings                                                    22,050,663       5,083,603
                                                                      --------------  --------------
                                                                        391,360,211     142,064,523
    Less treasury stock at cost - 50,553 and 39,100 common shares         (432,734)        (76,259)
                                                                      --------------  --------------
Total stockholders' equity                                              390,927,477     141,988,264
                                                                      --------------  --------------
Total liabilities and stockholders' equity                            $ 667,081,275   $ 297,219,956
                                                                      ==============  ==============

                             See accompanying notes.

                      Eastern Environmental Services, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------       ---------------
                                                                                            (Restated)
Revenues                                                             $ 83,895,062         $ 64,912,086
Cost of revenues                                                       48,393,065           44,733,735
Selling, general and administrative expenses                            9,728,074            9,725,542
Depreciation and amortization                                           7,355,759            3,617,222
Merger costs                                                            2,248,735              500,000
                                                                    --------------       --------------

Operating income                                                       16,169,429            6,335,587

Interest expense, net                                                    (626,836)          (1,259,661)
Other income                                                              277,586              733,625
                                                                    --------------       --------------
Income before income taxes                                             15,820,179            5,809,551

Income tax expense                                                      6,799,044            1,805,475
                                                                    --------------       --------------

Net income                                                           $  9,021,135         $  4,004,076
                                                                    ==============       ==============

Basic earnings per share                                             $        .25         $        .16
                                                                    ==============       ==============

Weighted average number of shares outstanding                          36,724,605           24,707,156
                                                                    ==============       ==============


Diluted earnings per share                                           $        .24         $        .15
                                                                    ==============       ==============

Weighted average number of shares outstanding                          38,340,189           26,245,697
                                                                    ==============       ==============

                             See accompanying notes.

                      Eastern Environmental Services, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                    ------------------------------------
                                                                         1998                 1997
                                                                    --------------       ---------------
Revenues                                                            $ 227,821,233        $ 171,046,131
Cost of revenues                                                      138,471,408          117,263,916
Selling, general and administrative expenses                           29,163,594           28,091,358
Depreciation and amortization                                          17,957,129            9,538,057
Merger costs                                                            6,064,735            1,980,452
                                                                    --------------       --------------

Operating income                                                       36,164,367           14,172,348

Interest expense, net                                                  (2,899,391)          (4,500,881)
Other income                                                              855,862            1,371,071
                                                                    --------------       --------------

Income before income taxes                                             34,120,838           11,042,538

Income tax expense                                                     16,638,051            2,847,380
                                                                    --------------       --------------

Net income                                                          $  17,482,787        $   8,195,158
                                                                    ==============       ==============


Basic earnings per share                                            $         .55        $         .39
                                                                    ==============       ==============

Weighted average number of shares outstanding                          31,761,423           21,241,743
                                                                    ==============       ==============

Diluted earnings per share                                          $         .52        $         .36
                                                                    ==============       ==============

Weighted average number of shares outstanding                          33,308,952           22,547,323
                                                                    ==============       ==============

                             See accompanying notes.

                      Eastern Environmental Services, Inc.

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)



                                                 Additional
                                    Common        Paid-in         Retained        Treasury
                                    Stock         Capital         Earnings         Stock           Total
                                 -----------   --------------   -------------   ------------   ---------------
Balance at
December 31, 1997 (Restated)....   $271,814     $136,709,106      $5,083,603      $ (76,259)    $ 141,988,264

Exercise of common stock
  options and warrants..........      3,940        2,232,102                                        2,236,042


Proceeds from sale of 8,125,000
  shares of common stock, less
  commissions and issuance
  expenses of $12,300,639.......     81,250      201,914,986                                      201,996,236

Common stock issued in
  purchase acquisitions.........     11,024       26,610,267                                       26,621,291

Common stock issued for
  acquisitions accounted for as
  poolings interest.............      4,254          463,082                                          467,336

Transactions of pooled
  companies.....................                                     660,298                          660,298

Dividends paid to former
  stockholders of pooled
  companies.....................                                  (1,176,025)                      (1,176,025)

Common stock issued for land....         56          104,944                                          105,000

Common stock issued to satisfy
  debt obligation...............        268          725,892                                          726,160

Purchase of treasury stock......                                                   (356,475)         (356,475)

Other...........................         63          176,500                                          176,563

Net income......................                                  17,482,787                       17,482,787
                                 -----------   --------------   -------------   ------------   ---------------

Balance at September 30, 1998...  $ 372,669    $ 368,936,879    $ 22,050,663     $ (432,734)    $ 390,927,477
                                 ===========   ==============   =============   ============   ===============

                             See accompanying notes.

                      Eastern Environmental Services, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                             -------------------------------------
                                                                    1998                1997
                                                             -----------------    ----------------
Operating activities
Net income                                                   $    17,482,787      $    8,195,158
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                              17,957,129           9,538,057
       Provision for losses on receivables                         1,920,555             631,940
       Landfill closure costs                                      1,507,926             491,227
       Non-cash compensation                                              --              45,000
       Deferred income taxes                                       9,175,670            (388,623)
       Gain on sale of property and equipment                      (137,986)            (962,883)
       Changes in operating assets and liabilities:
          Accounts receivable                                   (11,111,559)          (9,739,341)
          Accounts payable                                       (3,069,141)           3,217,030
          Accrued expenses                                       (1,973,952)          (3,961,282)
          Income taxes                                             1,282,237           3,556,885
          Deferred revenue                                         (144,740)           1,806,550
          Prepaid expenses and other current assets              (4,920,137)             506,015
          Other                                                  (4,573,621)              21,316
                                                             -----------------    ----------------
Net cash provided by operating activities                         23,395,168          12,957,049
Investing activities
Acquisition of businesses, net of cash acquired                (161,883,048)         (15,455,335)
Proceeds from sale of property and equipment                         587,719           1,445,629
Development of landfill sites                                   (53,048,898)          (5,748,202)
Purchase of property and equipment                              (18,280,911)         (12,981,440)
Payments for intangibles                                         (1,616,801)          (2,777,943)
Landfill closure and insurance bonding deposits                    (196,716)              84,908
Other, net                                                                --            (572,944)
                                                             -----------------    ----------------
Net cash used in investing activities                          (234,438,655)         (36,005,327)
Financing activities
Proceeds from revolving line of credit, long-term
  debt and capital lease obligations                             103,218,118          35,445,554
Payments on revolving line of credit, long-term
  debt and capital lease obligations                             (88,799,193)        (86,435,100)
Proceeds from issuance of common stock, net of
  expenses and commissions                                       203,875,803          86,026,941
Net payments on note payable
   to shareholder                                                   (142,107)            (47,686)
Cash dividends paid to former stockholders of
   pooled companies                                               (1,176,025)         (1,168,461)
                                                             -----------------    ----------------
Net cash provided by financing activities                        216,976,596          33,821,248
                                                             -----------------    ----------------
Net increase in cash and cash equivalents                          5,933,109          10,772,970
Cash and cash equivalents at beginning of period                   7,302,886           7,983,365
                                                             -----------------    ----------------
Cash and cash equivalents at end of period                   $    13,235,995      $   18,756,335
                                                             =================    ================

                             See accompanying notes

                      Eastern Environmental Services, Inc.

              Notes To Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Basis Of Presentation And Principles Of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Eastern Environmental Services, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which in the opinion of management, are necessary for a fair presentation of results of operations for the interim periods presented. The Company has restated previous financial information for the three and nine months ended September 30, 1997 to reflect the acquisition of Regional Recycling, Corp. and Affiliates ("Regional") on August 20, 1998 accounted for as a pooling of interests. Additionally, the balance sheet at December 31, 1997 has been restated to reflect the Regional acquisition. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and the Company's Transition Period Report on Form 10-K from July 1, 1997 to December 31, 1997.

On April 1, 1998, the Company's Board of Directors resolved to change the Company's fiscal year end from June 30 to December 31; accordingly, the condensed consolidated financial information included herein is for the three month and nine month periods ended September 30, 1998 and 1997. The Company filed a transition report on Form 10-K for the period ended December 31, 1997.

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

3.   Business Combinations

From July 2, 1996 to September 30, 1998, the Company expanded its waste collection and hauling operations through the acquisition of 56 businesses. The aggregate of these business acquisitions is significant to the company. Forty of the 56 acquisitions completed were accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values at the dates of acquisition and their results of operations are included in the accompanying condensed consolidated statements of operations since the date of acquisition. The excess of purchase price over the estimated fair market value of identifiable net assets acquired is being amortized on a straight-line basis over forty years from the date of acquisition. The purchase price allocations are based on preliminary estimates as of the acquisition dates and are finalized within one year from the date of acquisition.

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

On February 24, 1998, the Company acquired the assets of Red Ball Sanitation Corp. in exchange for 175,620 unregistered shares of the Company's common stock and cash consideration of $500,000. The assets consisted primarily of vehicles, containers, and customer lists. This transaction has been accounted for using the purchase method of accounting.

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

On July 23, 1998, the Company acquired Atlantic Waste Disposal, Inc. ("AWD") and Atlantic New York, Inc. ("Atlantic") from Brambles USA in exchange for cash consideration of approximately $91.0 million. AWD owns a Subtitle D landfill in Waverly, Virginia, and Atlantic is a Brooklyn, New York transfer station. This transaction was accounted for using the purchase method of accounting.

On September 4, 1998, the Company acquired Kimmins Recycling, Corp. ("Kimmins Recycling") pursuant to the terms of a Stock Purchase Agreement from Transcor Waste Services, Inc. for total consideration of approximately $51.2 million consisting of 555,329 shares of common stock of the Company and $34.2 million of cash. Kimmins Recycling is an integrated waste collection company servicing residential and commercial customers principally in

Tampa and Fort Meyers,Florida. The transaction was accounted for using the purchase method of accounting.

From April 1, 1998 to September 30, 1998, the Company acquired the assets of eleven other "tuck-in" collection operations in separate transactions. Total consideration under the agreements consisted of approximately $4.7 million of cash, approximately 254,000 shares of the Company's common stock and the assumption of $175,000 of debt. These eleven transactions were accounted for using the purchase method of accounting.

Acquisitions Accounted For Under The Pooling Of Interests Method

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

On August 20, 1998, the Company completed its merger with Regional Recycling Corp. and Affiliates ("Regional"). Pursuant to the Agreements and Plans of Reorganization, the Company acquired substantially all of the assets and the stock of the Regional Companies in exchange for the shareholders receiving 403,486 unregistered shares of common stock of the Company. Regional provides collection services to commercial and residential customers in several northern New Jersey counties. This transaction has been accounted for using the pooling of interests method of accounting; and accordingly, the accompanying consolidated financial statements include the accounts of Regional for all periods presented.

From April 1, 1998 to September 30, 1998, the Company completed merger transactions with five additional companies and 425,478 shares of common stock of the Company were issued in exchange for all outstanding shares of those companies. The companies operate municipal solid waste collection and hauling operations in eastern and central Pennsylvania and a municipal solid waste landfill in southern Georgia. These transactions have been accounted for using the pooling of interests method. Periods prior to the consummation of the mergers were not restated to include the accounts and operations of these companies as combined results are not materially different from the results as presented.

The combined and separate results of operations of the Company, Hamm's, Bluegrass, Stamato, Ecology, All Waste, Ulster, and Regional Recycling for the nine months ended September 30, 1998 and 1997 were as follows:

Nine months ended September 30, 1998
                                                             Net Income/
                                             Revenues          (Loss)
                                           ---------------  --------------
Eastern Environmental Services, Inc.....    $130,299,122     $18,949,885
Hamm's .................................      11,625,236       1,841,821   (1)
Bluegrass ..............................       1,677,181         570,958   (1)
Stamato ................................      20,279,008      (1,445,361)  (1)
Ecology ................................      21,057,861         (90,022)  (1)
All Waste ..............................      18,593,403         (31,257)  (1)
Ulster .................................       8,081,232         (98,158)  (1)
Regional Recycling .....................      16,208,190      (2,215,079)  (1)
                                           ---------------  --------------
Combined ...............................    $227,821,233     $17,482,787
                                           ===============  ==============
Nine months ended September 30, 1997

                                                               Net Income/
                                               Revenues          (Loss)
                                            --------------   -------------
Eastern Environmental Services, Inc. ...     $80,555,305      $4,597,443
Hamm's .................................     $10,190,818         683,932   (1)
Bluegrass ..............................       1,486,922         547,391   (1)
Stamato ................................      18,376,547       2,089,979   (1)
Ecology ................................      20,028,918         338,779   (1)
All Waste ..............................      15,593,816         170,518   (1)
Ulster .................................       7,447,341         287,400   (1)
Regional Recycling .....................      17,366,464        (520,284)  (1)
                                             -------------    ------------
Combined ...............................    $171,046,131      $8,195,158
                                             =============    ============

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

5.   Income Taxes

The Company recorded a tax provision of $16.6 million for the nine months ended September 30, 1998. This provision is comprised of $13.8 million of federal and state taxes at statutory rates, and a $2.8 million one-time net tax expense related to non-deductible merger costs, the establishment of deferred income tax liabilities and the benefit of pre-pooling income taxed as S Corporations for the pooled companies acquired during the nine months ended September 30, 1998. The tax provision at September 30, 1997 principally relates to the recording of federal and state taxes at statutory rates, deferred income tax liabilities for pooled companies acquired during the nine months ended September 30, 1997 which were S Corporations prior to the date of merger, and federal and state tax liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the nine months ended September 30, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended                  Nine Months Ended
                                                       -----------------------------      ---------------------------
                                                          9/30/98        9/30/97             9/30/98        9/30/97
                                                       ------------   --------------      --------------  -----------
Numerator:
 Net income ..............................             $9,021,135       $4,004,076         $17,482,787    $8,195,158
                                                       ============   ==============      ==============  ===========

Denominator:
 Denominator for basic earnings
   per share - weighted average shares                 36,724,605       24,707,156          31,761,423    21,241,743
 Effect of dilutive options and warrants                1,615,584        1,538,541           1,547,529     1,305,580
                                                       ------------   --------------      --------------  -----------

Denominator for diluted earnings per share             38,340,189       26,245,697          33,308,952    22,547,323
                                                       ============   ==============       =============  ===========
Basic earnings per share                                     $.25             $.16                $.55          $.39
                                                       ============   ==============      ==============  ===========
Diluted earnings per share                                   $.24             $.15                $.52          $.36
                                                       ============   ==============      ==============  ===========

7. Year 2000

The Company does not currently believe that the effects of any Year 2000 non-compliance on the Company's information systems should have any material adverse impact on the Company's business or results of operations. The Company anticipates that it will expend approximately $100,000 through March 31, 1999 in order to become 2000 compliant.

8.  Subsequent Events

On November 6, 1998, the Company completed its merger with Pucillo Disposal, Inc., Empire Wrecking and Trucking, Inc. and Northeast Hauling Company, Inc. (collectively, "Pucillo") and approximately 529,000 shares of common stock of the Company were issued in exchange for all outstanding shares of Pucillo. Additionally, the Company assumed approximately $4 million of debt. Pucillo provides collection services to residential and commercial customers in several northern New Jersey counties. This transaction is expected to be accounted for as a pooling of interests.

Also, subsequent to September 30, 1998, the Company acquired substantially all the assets of two "tuck-in" collection operations in separate transactions. Total consideration under the agreements consists of approximately $400,000 of cash and 18,000 shares of the Company's common stock. These transactions will be accounted for using the purchase method of accounting.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

 Results Of Operations For The Nine Months Ended September 30, 1998 Compared To
                   The Nine Months Ended September 30, 1997.

Revenues

The Company is a non-hazardous solid waste management company specializing in the collection, transportation, and disposal of residential, industrial, commercial, and special waste, principally in the eastern United States. The Company's revenues for the nine months ended September 30, 1998 were comprised of approximately 84% solid waste collection and transportation operations, approximately 11% solid waste disposal operations, and approximately 5% other waste management services.

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

The Company's solid waste landfills earn revenues from disposal fees charged to third parties and from disposal fees charged to the Company's collection and transportation operations that dispose of solid waste at the Company's landfills. These landfills receive solid waste from the Company's own collection companies and transfer stations, as well as from independent collection operators. For the nine months ended September 30, 1998, approximately 56.6% of the Company's volume of waste generated from its collection operations was delivered for disposal at its own landfills, and approximately 38.2% of the Company's volume received at its landfill disposal operations was delivered by the Company.

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

At September 30, 1998, capitalized costs related directly to proposed acquisitions that were not yet consummated were approximately $831,000. The Company periodically reviews the future realization of these capitalized project costs and makes provisions against capitalized costs that are associated with projects that are not likely to be completed.

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

Certain direct engineering, legal, permitting, construction, and other costs associated with expansion of landfills, together with related interest costs, are capitalized and are amortized over the estimated useful life of the site using the unit of production method as airspace is consumed. Successful permitting of additional landfill disposal capacity improves the Company's profitability by increasing the airspace over which the Company may amortize capitalized costs of the landfill. At September 30, 1998, capitalized costs related directly to the acquisition and expansion of existing and future landfills and cell development were $290.3 million.

The Company's policy is to charge as an expense any unamortized capitalized expenditures and advances relating to any landfill that is permanently closed or any landfill expansion project that is abandoned.

MERGER COSTS

Merger costs include transaction related expenses, contractual costs, severance and other termination benefits and certain transition costs related to integrating operations incurred in connection with acquisitions accounted for under the pooling of interests method. Transition costs, principally related to bringing acquired assets into conformity with corporate safety and operational standards, are recorded as merger costs when incurred.

OTHER (EXPENSE) INCOME

Other income and expense, which includes gains and losses on the sale of equipment, has not historically been material to the Company's results of operations.

TAXES

The Company recorded a tax provision of $16.6 million for the nine months ended September 30, 1998. This provision is comprised of $13.8 million of federal and state taxes at statutory rates, and a $2.8 million one-time net tax expense related to non-deductible merger costs, the establishment of deferred income tax liabilities and the benefit of pre-pooling income taxed as S Corporations for the pooled companies acquired during the nine months ended September 30, 1998. The tax provision at September 30, 1997 principally relates to the recording of federal and state taxes at statutory rates, deferred income tax liabilities for pooled companies acquired during the nine months ended September 30, 1997 which were S Corporations prior to the date of merger, and federal and state tax liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the nine months ended September 30, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

The following table presents the percentage each item in the consolidated statements of operations bears to total revenues:

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             -----------------------
                                                 1998       1997
                                             ----------- -----------
                                                         (Restated)
Revenues                                        100.0%      100.0%
Cost of revenues                                 60.8        68.6
Selling, general and administrative expenses     12.8        16.4
Depreciation and amortization                     7.9         5.5
Merger costs                                      2.6         1.2
                                             ----------- -----------
Operating income                                 15.9         8.3
Interest expense, net                            (1.3)       (2.6)
Other income (expense)                            0.4         0.8
                                             ----------- -----------
Income before income taxes                       15.0         6.5
Income tax expense                                7.3         1.7
                                             ----------- -----------
Net income                                        7.7%        4.8%
                                             =========== ===========

Revenues for the nine months ended September 30, 1998 were $227.8 million compared to $171.0 million for the nine months ended September 30, 1997, an increase of $56.8 million, or 33.2%. The principal factor affecting the increase in revenues was the impact of acquisitions accounted for as purchases made in the past eighteen months, primarily consisting of Pappy, Inc., Pine Grove, Inc., Kelly Run Sanitation, Inc., Atlantic Waste, and several solid waste collection companies in the New York, New Jersey and Florida markets, which contributed aggregate revenues of $68.6 million for the nine months ended September 30, 1998 as compared to $16.6 million for the nine months ended September 30, 1997. The acquisitions accounted for as poolings of interests (Super Kwik, Apex, Donno, Hamm's, Bluegrass, Stamato, Ecology, All Waste, Ulster and Regional Recycling) contributed revenues of $143.1 million for the nine months ended September 30, 1998 compared to $130.2 million for the same period in 1997, an increase of $12.9 million.

Cost of revenues for the nine months ended September 30, 1998, were $138.5 million compared to $117.3 million for the nine months ended September 30, 1997, an increase of $21.2 million. Cost of revenues as a percentage of revenues for the nine months ended September 30, 1998, was 60.8 % compared to 68.6% for the same period in 1997. This decrease in percentage was primarily due to (1) the acquisition by the Company of seven landfills, which operate at higher margins than the Company's other operations, (2) economies of scale relating to the Company's increase in size over the period, and (3) operating efficiencies.

Selling, general, and administrative expenses for the nine months ended September 30, 1998, were $29.2 million compared to $28.1 million for the nine months ended September 30, 1997, an increase of $1.1 million or 3.9%. These expenses as a percentage of revenues for the nine months ended September 30, 1998, were 12.8% compared to 16.4% for the same period in 1997. The decrease as a percentage of revenues reflects the elimination of redundant overhead as acquisitions in certain geographic areas are consolidated, as well as certain cost controls placed on previously private pooled companies. This decrease was partially offset by the increased infrastructure, including accounting, finance, legal and administration, necessary to integrate the acquisitions consummated.

Depreciation and amortization totaled $18.0 million, or 7.9% of revenues, for the nine months ended September 30, 1998, versus $9.5 million, or 5.5% of revenues, for the same period in 1997. This increase was primarily due to increased depreciation and landfill amortization as a result of businesses and assets acquired, amortization of goodwill and other intangibles associated with the acquisitions, and increased amortization expenses related to several significant landfill acquisitions in the past twelve months which normally carry a higher amortization and acquisition expense than collection companies.

Merger costs incurred during the nine months ended September 30, 1998, were $6.1 million, related to the acquisitions of Bluegrass, Ecology, Stamato, All Waste, Ulster, and Regional Recycling as well as four collection operations in eastern and central Pennsylvania and a landfill in southern Georgia. These acquisitions were accounted for as poolings of interests. Merger costs for the same period in 1997 were $2.0 million and related to the acquisitions of Donno, Apex and Waste X and included an adjustment related to Super Kwik.

The Company recorded a tax provision of $16.6 million for the nine months ended September 30, 1998. This provision is comprised of $13.8 million of federal and state taxes at statutory rates, and a $2.8 million one-time net tax expense related to non-deductible merger costs, the establishment of deferred income tax liabilities and the benefit of pre-pooling income taxed as S Corporations for the pooled companies acquired during the nine months ended September 30, 1998. The tax provision at September 30, 1997 principally relates to the recording of federal and state taxes at statutory rates, deferred income tax liabilities for pooled companies acquired during the nine months ended September 30, 1997 which were S Corporations prior to the date of merger, and federal and state tax liabilities for other pooled companies. An effective tax rate lower than the federal and state statutory rate for the nine months ended September 30, 1997 is primarily due to the use of net operating loss carryforwards and income from pooled companies which were taxed as S Corporations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                   THE THREE MONTHS ENDED SEPTEMBER 30, 1997

As a result of the factors discussed above, the results of operations for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, reflects an increase in revenues of $19.0 million. Additionally, net income for the three months ended September 30, 1998 was $9.0 million as compared to $4.0 million for the same period in 1997.

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

As of September 30, 1998, the Company had a working capital deficit of $2.8 million, including cash and cash equivalents of $13.2 million. For the nine months ended September 30, 1998, net cash provided by operations was approximately $23.4 million, net cash provided by financing activities was approximately $216.9 million and net cash used in investing activities was approximately $234.4 million resulting in an increase in cash and cash equivalents of $5.9 million during this period. Capital expended during the period, included: (1) $161.9 million relating to acquisitions, (2) $18.3 million for the purchase of operating equipment and real estate, and (3) $53.0 million related to the permitting and development of landfill space.

In October 1997, the Company amended its revolving credit facility with BankBoston, N.A. to provide for borrowings up to $150 million. The facility is available for repayment of debt, funding of acquisitions, working capital, and for up to $50 million in letters of credit. As of November 10, 1998, approximately $18.1 million in letters of credit were outstanding under the Credit Facility. Also, at November 10, 1998, there were $83.7 million of borrowings under the Credit Facility.

At the Company's option, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as defined in the loan agreement. On November 10, 1998, the applicable interest rate was 6.03%. The facility expires on October 2002. The Credit Facility requires the payment of a commitment fee, payable in arrears, based in part on the unused balance and provides for certain restrictions on, among other things, the ability of the Company to incur borrowings, sell assets, acquire assets, make capital expenditures or pay cash dividends. The facility also requires the maintenance of certain financial ratios, including interest coverage ratios and balance sheet and cash flow leverage ratios, and requires profitable operations. The facility is collateralized by all the stock of the Company's subsidiaries, whether now owned or hereafter acquired.

In September 1998, the Company completed its registration and sale of 8,625,000 shares, at $26.375 per share, which included the sale of 500,000 shares by selling shareholders and the sale by the Company of 1,125,000 shares to cover overallotments. Net proceeds to the Company, after deduction of fees and related costs, were approximately $202,000,000. The net proceeds of the offering were used to reduce outstanding debt under the Company's Revolving Credit Agreement by $52 million with the remainder to be used for future acquisitions, capital expenditures and working capital. The Company has invested the unused net proceeds in short-term interest bearing securities.

To date the Company has required substantial amounts of capital and it expects to continue to expend substantial amounts to support its acquisition program and the expansion of its disposal and transportation operations. The Company estimates aggregate capital expenditures, exclusive of acquisitions of businesses, of approximately $6 million for the remainder of the year ending December 31, 1998. The Company has addressed its capital needs through private and public offerings of Common Stock and by establishing a revolving credit facility. The Company believes that the revolving credit facility and the funds expected to be generated from operations, and net proceeds from possible future equity offerings will provide adequate cash to fund the Company's working capital and other cash needs for the foreseeable future.

The Company has financial obligations related to closure and post-closure monitoring and maintenance of the Company's landfills. While the exact amount of future closure and post-closure obligations cannot be determined, the Company estimates that the costs of final closure of the currently permitted and operating areas at the Company's landfills will be approximately $35.8 million, of which $13.5 million has been accrued as of September 30, 1998. The Company makes an accrual for these costs based on consumed airspace in relation to Management's estimate of total available airspace of the landfills. In addition, the Company has accrued $8.0 million for post-closure obligations as of September 30, 1998.

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

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

  (C)     Private Placements:

     In connection with the Company's merger on March 9, 1998 with Bluegrass Containment, Inc., the Company issued an additional 14,954 unregistered shares of common stock of the Company which was previously withheld pending settlement of certain conditions.

     Under the private placement described above, the Company has agreed under certain circumstances to register certain of the shares for the above transactions for resale under the Securities Act of 1933 (the "Act"). The sale of the Shares was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act and/or Regulation D promulgated under the Act for transactions not involving a public offering, based on the fact that the private placement was made to accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. The securities sold in the private placement may not be reoffered or resold absent registration under the Act or available exemptions from such registration requirements.

ITEM 5.  OTHER INFORMATION

     On August 16, 1998, the Company entered into a merger agreement (the "Merger Agreement") with Waste Management, Inc., a New York Stock Exchange listed, waste management Company ("WMI"), pursuant to which a wholly-owned subsidiary of WMI will be merged with and into the Company (the "Merger"). As a result of the Merger, each stockholder of the Company will receive .6406 shares of WMI common stock in exchange for each share of Company Common Stock. The stockholders of the Company approved the Merger at a Special Meeting of the shareholders held on November 5, 1998. The closing of the Merger is still subject to certain other customary closing conditions, including the requirements of obtaining approval from certain governmental entities. There can be no assurance, however, that the Merger will occur.

     On August 19, 1998, a complaint (the "Complaint"), purporting to be a class action, was filed in Delaware Chancery Court, naming certain Eastern directors and Eastern as defendants and seeking to enjoin consummation of the Merger and compensatory damages. The Complaint alleges generally that Eastern directors breached their fiduciary duties to Eastern stockholders. Eastern believes that the allegations in the Complaint are without merit and intends to vigorously defend the case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          *10.86 Agreement and Plan of Merger, dated as of August 16, 1998, by and among Waste Management, Inc., Ocho Acquisition Corporation and Eastern Environmental Services, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 21, 1998 (the "August 21, 1998 Form 8-K")).

          *10.87 Form of Stockholders Support Agreement, dated as of August 16, 1998 , by and among Waste Management, Inc., Ocho Acquisition Corporation, Louis D. Paolino, Jr., George O. Moorehead, Willard Miller, Glen Miller, Gregory M. Krzemien and Robert M. Kramer. (Exhibit 2.2 to the August 21, 1998 Form 8-K).

          *10.88 Complaint in Court of Chancery of the State of Delaware, naming Barbara Selverian, as plaintiff, and certain Eastern directors and Eastern, as defendants (Exhibit 99.1 to the August 21, 1998 Form 8-K).

          *10.89 Agreement and Plan of Reorganization dated May 18, 1998, by and between Eastern Environmental Services, Inc. and the shareholders of Allegro Enterprises, Inc., Regional Recycling, Corp., Lee Bin Containers, Inc., Madison Enterprises, Inc., and Joseph and Frank Savino Partnership (Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 20, 1998 (the "August 20, 1998 Form 8-K")).

          *10.90 Agreement and Plan of Reorganization dated May 18, 1998, by and between Eastern Environmental Services, Inc. and the shareholders of Allegro Enterprises, Inc., Allegro Transportation and Recycling, Inc., Allegro Carting and Recycling, Inc., Joseph Savino and Sons, Inc., Lee Bin Containers, Inc., and Joseph and Frank Savino Partnership (Exhibit 10.2 to the August 20, 1998 Form 8-K).

          *10.91 Amendment dated August 20, 1998 to the Agreements and Plans of Reorganization dated May 18, 1998 (Exhibit 10.3 to the August 20, 1998 Form 8-K).

          *10.92 Stock Purchase Agreement made as of July 17, 1998, by and between Transcor Waste

                  Services, Inc. and Eastern Environmental Services, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 1998 (the "September 4, 1998 Form 8-K")).

          *10.93 Amendment dated August 31, 1998 to Stock Purchase Agreement dated July 17, 1998, by and between Transcor Waste Services, Inc. and Eastern Environmental Services, Inc. (Exhibit 10.2 to the September 4, 1998 Form 8-K).

           27     Financial Data Schedules (Electronic filed only).

           ---------------------------------------------------------------------

                  * Incorporated by reference.

     (b)   Current Reports on Form 8-K or 8-K/A:

           On July 13, 1998, the Company filed a report on Form 8-K dated June 26, 1998, under Item 2 to report the acquisition and merger with All Waste Systems, Inc., ARB Enterprises, Inc., Northern Recycling, Inc., and All Waste Recycling, Inc. (collectively, the "All Waste Companies"). Historic combined financial statements of the All Waste Companies and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" are not required to be filed.

           On July 13, 1998, the Company filed a report on Form 8-K dated June 26, 1998, under Item 2 to report the acquisition and merger with Ulster County Sanitation, Inc., Ulster County Rolloff, Inc., Art Sperl Disposal, L.L.C., Edgemere Development, Inc., and Regional Recycling, Inc. (collectively, the "Ulster Companies"). Historic combined financial statements of the Ulster Companies and pro forma financial information of the Company required under "Item 7:
           Financial Statements and Exhibits" are not required to be filed.

           On August 7, 1998, the Company filed a report on Form 8-K/A dated April 20, 1998 under Item 2 to report the completed acquisition of Atlantic Waste Disposal, Inc. Financial statements of Atlantic Waste Disposal, Inc. and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on May 20, 1998.

           On August 17, 1998, the Company filed a report on Form 8-K dated August 17, 1998, under Item 5 to report that the Company had entered into an Agreement and Plan of Merger with Waste Management, Inc.

           On August 21, 1998, the Company filed a report on Form 8-K dated August 16, 1998, under Item 5 to report a Stockholder Support Agreement, pursuant to which certain members of the Company's management are to vote in favor of the Merger with Waste Management, Inc. Additionally, the Company reported a complaint purporting to be a class action lawsuit seeking to enjoin consummation of the Merger and compensatory damages (the "Complaint"). The Company filed under "Item 7: Financial Statements and Exhibits" the Agreement and Plan of Merger by and among Waste Management, Inc., Ocho Acquisition Corp., and the Company; the Form of Stockholders Support Agreement; and a copy of the Complaint.

           On September 2, 1998, the Company filed a report on Form 8-K dated August 20, 1998, under Item 2 to report the acquisition and merger with Regional Recycling, Corp. and Affiliates ("Regional"). Historic combined financial statements of Regional and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on October 19, 1998.

           On September 4, 1998, the Company filed a report on Form 8-K/A dated June 26, 1998 under Item 7 stating that historical financial statements of the Ulster Companies are not required to be filed.

           On September 4, 1998, the Company filed a report on Form 8-K/A dated June 26, 1998 under Item 7 stating that historical financial statements of the All Waste Companies are not required to be filed.

          On September 11, 1998, the Company filed a report on Form 8-K dated September 4, 1998, under Item 2 to report the acquisition of Kimmins Recycling, Corp. ("Kimmins"). Historic combined financial statements of Kimmins and pro forma financial information of the Company required under "Item 7: Financial Statements and Exhibits" were filed on Form 8-K/A on October 19, 1998.

          On September 22, 1998, the Company filed a report on Form 8-K dated September 22, 1998 under Item 5 to provide audited restated financial statements, selected financial data (restated) and Management's Discussion and Analysis of Financial Condition and Results of Operations (restated), to reflect the acquisitions of the All Waste Companies and the Ulster Companies.

          On September 30, 1998, the Company filed a report on Form 8-K dated September 30, 1998, under Item 7 to file the Company's proxy materials with regard to the agreement to merge with Waste Management, Inc.



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



            EASTERN ENVIRONMENTAL SERVICES, INC.

            BY:    /s/ Louis D. Paolino, Jr.
                   -----------------------------------
                   Louis D. Paolino, Jr., Chairman

            BY:    /s/ Gregory M. Krzemien
                   --------------------------------------------
                   Gregory M. Krzemien, Chief Financial Officer

            BY:    /s/ Ronald R. Pirollo
                   ------------------------------------------------------------
                   Ronald R. Pirollo, Controller (Principal Accounting Officer)


DATE:   November 13, 1998

                                 EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------

27             Financial Data Schedules (Electronic filed only).